Form 10-K
period 2017-12-31
KEY ENERGY SERVICES INC
filed 2018-02-28
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Title of Class
None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐         No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐         No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑         No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2017, based on the $19.24 per share closing price for the registrant’s common stock on such date, was $151.8 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 15, 2018, the number of outstanding shares of common stock of the registrant was 20,217,661.
DOCUMENTS INCORPORATED BY REFERENCE
None.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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
We provide a full range of well services to major oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. To that end, we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. The Company expects that the industry in which it operates will continue to experience consolidation, and as part of its strategy the Company actively explores opportunities arising out of this consolidation, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, including by engaging in discussions with other industry participants concerning these opportunities. There can be no assurance that any such activities will be consummated.
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
On the Effective Date, the Company:

•	Reincorporated the Successor Company in the state of Delaware and adopted an amended and restated certificate of incorporation and bylaws;

•	Appointed new members to the Successor Company’s board of directors to replace directors of the Predecessor Company;

•	Issued to the Predecessor Company’s former stockholders, in exchange for the cancellation and discharge of the Predecessor Company’s common stock:

•	815,887 shares of the Successor Company’s common stock;

•
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

•
Entered into a new $80 million senior secured asset based revolving credit facility (the “ABL Facility”), which was increased to $100 million on February 3, 2017, and a $250 million senior secured term loan facility (the “Term Loan Facility”) upon termination of the Predecessor Company’s asset-based revolving credit facility and term loan facility;

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
Service Offerings
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services and Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Mexico, Canada, Colombia, Ecuador, Russia, Bahrain and Oman. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarter of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. See “Note 24. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
We believe that the largest competitors for our U.S. Rig Services include C & J Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd., Pioneer Energy Services Corp and Nine Energy Services. Numerous smaller companies also compete in our rig-based markets in the United States.
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
We believe that the largest competitors for our domestic fluid management services include Select Energy Services, Basic Energy Services, Inc., Superior Energy Services, Inc., C & J Energy Services, Inc., Nuverra Environmental Solutions, Forbes

Energy Services Ltd., and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
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
Our primary competitors in the Coiled Tubing Services market include Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company, Superior Energy Services, Inc., Nine Energy Services and C & J Energy Services, Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States. Demand for these services generally corresponds to demand for well completion services.
Fishing and Rental Services
We offer a full line of fishing services and rental equipment designed for use in providing onshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units and foam air units.    Our rental inventory also included frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also had provided well testing services. Our frac stack equipment well testing services were sold in the second quarter of 2017.
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
International Segment
Our International segment includes our former operations in Mexico, Canada, Colombia, Ecuador, Russia, Bahrain and Oman. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in these international markets consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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

Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to long horizontal laterals. Higher derrick lifting capacity rigs will be utilized to service the deeper wells and longer laterals as they require a higher pull weight and taller derrick. The lower derrick lifting capacity rigs are typically used on shallower, less complex wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment. The following table summarizes our rigs based on derrick height measured in feet as of December 31, 2017:

	Derrick Height (Feet)
	< 102'	≥ 102'	Total
Active	118	172	290
Warm stacked	163	78	241
Cold stacked	240	108	348
Total	521	358	879
Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our Coiled Tubing Services fleet by pipe diameter as of December 31, 2017:

	Pipe Diameter
	< 2”	≥ 2” < 2.375”	≥ 2.375”	Total
Active	10	3	11	24
Warm stacked	4	6	1	11
Cold stacked	6	7	1	14
Total	20	16	13	49
Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our Fluid Management Services fleet as of December 31, 2017:

	Active	Warm Stacked	Cold Stacked	Total
Truck Type
Vacuum Trucks	279	160	58	497
Winch Trucks	86	33	10	129
Hot Oil Trucks	32	21	6	59
Kill Trucks	39	31	11	81
Other	47	15	20	82
Total	483	260	105	848

Disposal Wells
As part of our Fluid Management Services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2017:

	Owned	Leased(1)	Total
Location
Arkansas	1	—	1
Louisiana	3	—	3
New Mexico	1	9	10
Texas	25	27	52
Total	30	36	66

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
Customers
Our customers include major oil companies, independent oil and natural gas production companies. During the year ended December 31, 2017, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, Chevron Texaco Exploration and Production accounted for approximately 12%, 14% and 15% of our consolidated revenue, respectively. During the period from January 1, 2016 through December 15, 2016, OXY USA Inc. accounted for approximately 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the year ended December 31, 2017, periods ended from January 1, 2016 through December 15, 2016, December 16, 2016 through December 31, 2016 or in the year ended December 31, 2016.
Receivables outstanding for OXY USA Inc. were approximately 11% of our total accounts receivable as of December 31, 2016. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2017 and 2016.
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
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During the summer months, our operations may be impacted by tropical or other inclement weather systems. During periods of heavy snow, ice or rain, we may not be able to operate or move our equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, the majority of our equipment works only during daylight hours. In the winter months when days become shorter, this reduces the amount of time that our assets can work and therefore has a negative impact on total hours worked. Lastly, during the fourth quarter, we historically experience a significant slowdown during the Thanksgiving and Christmas holiday seasons and demand sometimes slows during this period as our customers exhaust their annual spending budgets.
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2018 and 2035. The most notable of our technologies include numerous patents surrounding our KeyView® system.
We own several trademarks that are important to our business. In general, depending upon the jurisdiction, trademarks are valid as long as they are in use, or their registrations are properly maintained and they have not been found to become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. While our patents and trademarks, in the aggregate, are of considerable importance to maintaining our competitive position, no single patent or trademark is considered to be of a critical or essential nature to our business.
We also rely on a combination of trade secret laws, copyright and contractual provisions to establish and protect proprietary rights in our products and services. We typically enter into confidentiality agreements with our employees, strategic partners and suppliers and limit access to the distribution of our proprietary information.
Employees
As of December 31, 2017, we employed approximately 3,000 persons. Our employees are not represented by a labor union and are not covered by collective bargaining agreements. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.
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
Risks Related to Our Business
The depressed conditions in our industry have materially and adversely affected our results of operations, cash flows and financial condition during 2017 and, unless conditions in our industry improve, this trend could continue during 2018 and potentially beyond.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and remained depressed and volatile during 2016 and 2017. As a result, demand for our products and services declined substantially from 2014, and the prices we are able to charge our customers for our products and services also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2017 and, unless conditions in our industry improve, this trend will continue during 2018 and potentially beyond.
We had substantial net losses during 2015, 2016 and 2017, and, during 2017, our cash flow used by operations was $51.4 million. If industry conditions do not improve, we may continue to suffer net losses and negative cash flows from operations.
Although our financial position has improved as a result of the reorganization and we are continuing to pursue cost reduction initiatives, there can be no assurance that we will be able to successfully consummate these initiatives or that they will be successful to improve our financial condition and liquidity.
Our business is cyclical and depends on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital and operating expenditures by oil and natural gas companies. A continuation of the depressed state of our industry, tight credit markets and disruptions in the U.S. and global economies and financial systems may adversely impact our business.
Prices for oil and natural gas historically have been volatile as a result of changes in the supply of, and demand for, oil and natural gas and other factors. The significant decline in oil and natural gas prices that began in 2014 and continued throughout 2015, 2016 and 2017 caused many of our customers to significantly reduce drilling, completion and other production activities and related spending on our products and services in those years. In addition, the reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply substantially reduced the prices we can charge our customers for our services.
We depend on our customers’ willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will remain reduced or will continue to decrease in the future) has and may continue to result in a reduction in the utilization of our equipment and in lower rates for our services. In addition to adversely affecting us, the continuation and worsening of these conditions have resulted and may continue to result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in payment of, or non-payment of, amounts owing to us and similar impacts. These conditions have had and may continue to have an adverse impact on our financial conditions, results of operations and cash flows, and it is difficult to predict how long the current uncertain commodity price environment will continue.
Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of exploration and drilling activities and equipment, material or supplies that we furnish;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with our operations;

•	political instability in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.
Spending by exploration and production companies has also been, and may continue to be, impacted by conditions in the capital markets. Limitations on the availability of capital, and higher costs of capital, for financing expenditures have contributed to exploration and production companies making materially significant reductions to capital or operating budgets and such limitations may continue if oil and natural gas prices remain at current levels or decrease further. Such cuts in spending have curtailed, and may continue to curtail, drilling programs as well as discretionary spending on well services, which has resulted, and may continue to result, in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, and a decrease in the development rate of reserves in our market areas whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, have had, and may continue to have, a material adverse impact on our business, even in a stronger oil and natural gas price environment.
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
Although we reduced the amount of our debt by approximately $697 million as a result of the reorganization in 2016, as of December 31, 2017, we had $245.6 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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
As more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, each of our ABL Facility and our Term Loan Facility contains affirmative and negative covenants, including financial ratios and tests, with which we must comply. These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets, and the financial ratios and tests include, among others, a requirement that we comply with a minimum liquidity covenant, a minimum asset coverage ratio and, during certain periods, a minimum fixed charge coverage ratio. In addition, under our Term Loan Facility and ABL Facility, we are required to take certain steps to perfect the security interest in the collateral within specified periods following the closing of those facilities.

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
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2017, we had $245.6 million of total debt.
An increase in our level of indebtedness could exacerbate the risks described in the immediately preceding risk factor and the occurrence of any of such events could result in a material adverse effect on our business, financial condition, results of operations, and business prospects.
We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and other costs of our operations depends on our ability to generate cash in the future. This, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During fiscal year 2017, we had negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen.
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
Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future or we may not be able to reduce wages when demand and pricing falls, and such changes could have a material adverse effect on our business, financial condition and results of operations.
Our future financial results could be adversely impacted by asset impairments or other charges.
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets such as our property and equipment for impairment. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If conditions in our industry do not improve or worsen, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
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
The principal competitive factors in our markets are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. The competitive environment has intensified as recent mergers among exploration and production companies reduced the number of available customers. The fact that drilling rigs and other vehicles and oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. We may be competing for work against competitors that may be better able to withstand industry downturns and may be better suited to compete on the basis of price, retain skilled personnel and acquire new equipment and technologies, all of which could affect our revenues and profitability.

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
One customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2017 and our ten largest customers represented approximately 50% of our consolidated revenues for the year ended December 31, 2017. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
Legislation has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process. Additionally, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and in May 2012 issued draft guidance for fracturing operations that involved diesel fuels. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers' business and operations could be subject to delays and increased operating and compliance costs, which could negatively impact the number of active wells in the marketplaces we serve. New regulations addressing hydraulic fracturing and chemical disclosure have been approved or are under consideration by a number of states and some municipalities have sought to restrict or ban hydraulic fracturing within their jurisdictions. For example, in June 2015, the New York Department of Environmental Conservation issued a findings statement concluding its seven-year study of high-volume hydraulic fracturing, thereby officially prohibiting the practice in New York. Additionally, in California, legislation regarding well stimulation, including hydraulic fracturing, has been adopted. The law mandates technical standards for well construction, hydraulic fracturing water management, groundwater monitoring, seismicity monitoring during hydraulic fracturing operations and public disclosure of hydraulic fracturing fluid constituents. These and other new federal, state or municipal laws regulating the hydraulic fracturing process could negatively impact our business, financial condition and results of operations.

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
Our operations are subject to U.S. federal, state and local laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, storage and disposal of waste materials, including toxic and hazardous wastes. To comply with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various governmental authorities. While the cost of such compliance has not been significant in the past, new laws, regulations or enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, which could have a material adverse effect on our financial condition and results of operations.
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

•	failure to successfully integrate the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;

•	diversion of management's attention from existing operations or other priorities;

•	the inability to implement promptly an effective control environment;

•	potential impairment charges if purchase assumptions are not achieved or market conditions decline;

•	the risks inherent in entering markets or lines of business with which the company has limited or no prior experience; and

•	inability to secure sufficient financing, sufficient financing on economically attractive terms that may be required for any such acquisition or investment.
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
In addition, in December, 2014, California adopted GHG emission rules for heavy duty vehicles equivalent to EPA rules and an optional lower emission standard for nitrogen oxides (“NOx”) in California. California has stated its intention to lower NOx standards for California-certified engines and has also requested that the EPA lower its standards. In June 2016, several regional air quality management districts in California and other states, as well as the environmental agencies for several states, petitioned the EPA to adopt lower NOx emission standards for on-road heavy duty trucks and engines. We expect that heavy duty vehicle and engine fuel economy and GHG emissions rules will be under consideration in other jurisdictions in the future. We may incur significant capital expenditures and administrative costs as we update our transportation fleet to comply with emissions laws and regulations.
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
At the time of our emergence from bankruptcy, certain shares of our common stock issued to certain stockholders were “restricted securities” for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and accordingly, were subject to limitations on resale. The shares held by these stockholders (other than the Company) are now freely resalable under the Securities Act without limitations.

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
The common stock of the Successor Company was listed on the New York Stock Exchange (the “NYSE”) on December 16, 2016, following our emergence from bankruptcy. We cannot assure you that an active public market for our common stock will be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock.
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
The following table shows our active owned and leased properties, as well as active SWD facilities as of December 31, 2017:

	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
Owned	43	30	59
Leased	28	36	26
TOTAL	71	66	85

(1)	Includes six residential properties leased in the used to house employees.

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
On or about January 10, 2017, Key entered into a settlement with the Santa Barbara County District Attorney. Key agreed to plead no contest to one felony count (Count 2), a violation of California Labor Code 6425(a). The Santa Barbara County District Attorney also agreed to recommend total restitution, fines, fees, and surcharges not to exceed $450,000. The court dismissed the remaining charges (Counts 1 and 3) against Key. The parties agreed to postpone sentencing in the matter until January 31, 2018. The parties agreed that if Key pays all of the total restitution, fines, fees, and surcharges by January 31, 2018, the Santa Barbara County District Attorney will not object to Key withdrawing its plea to a felony count on Count 2 and entering a plea to a misdemeanor. On January 31, 2018, the sentence was entered as a misdemeanor and the matter was concluded.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Share Prices
Our common stock is traded on the NYSE under the symbol “KEG.” As of February 15, 2018, there were 94 registered holders of 20,217,661 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2017
1st Quarter	$37.55	$21.54
2nd Quarter	25.17	15.62
3rd Quarter	19.79	11.92
4th Quarter	13.86	8.72

	High	Low
Year Ended December 31, 2016
1st Quarter (Predecessor Company)	$0.53	$0.19
2nd Quarter (Predecessor Company)	0.53	0.21
3rd Quarter (Predecessor Company)	0.24	0.04
4th Quarter (Predecessor Company until December 15, 2016)	0.13	0.04
4th Quarter (Successor Company from and after December 16, 2016)	33.25	31.50
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 2000 Index and our peer group as established by management. Our peer group consists of the following companies: Archrock, Inc., Basic Energy Services, Inc., C & J Energy Services, Inc., Helix Energy Solutions Group, Inc., Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., Pioneer Energy Services Corp., RPC, Inc., and Superior Energy Services, Inc. Seventy Seven Energy was formerly in our peer group, however, they were acquired by Patterson UTI Energy Inc. in 2017.
The graph below compares the cumulative total stockholder return on the Successor Company’s common stock from December 16, 2016, the date such common stock was listed on the NYSE, through December 31, 2017. The graph assumes $100 invested on December 16, 2016 in our common stock and $100 invested on each such date in each of the PHLX Oil Service Sector Index, the Russell 2000 Index and our peer group, with dividends reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index,
the PHLX Oil Service Sector Index and Peer Group

*    $100 invested on December 16, 2016 in stock or index, including reinvestment of dividends.
Dividend Policy
There were no dividends declared or paid on our common stock for the years ended December 31, 2017, 2016 and 2015. Under the terms of the ABL Facility and the Term Loan Facility, our ability to pay dividends on the common stock is restricted. We do not currently intend to pay dividends.
Issuer Purchases of Equity Securities
During the fourth quarter of 2017, we repurchased an aggregate of 51,272 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2017 to October 31, 2017	—	$—	—	—
November 1, 2017 to November 30, 2017	—	$—	—	—
December 1, 2017 to December 31, 2017	51,272	$11.93	—	—
(1) The Company did not have at any time between October 1 and December 31, 2017, and currently does not have, a share repurchase program in place.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 21. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	1,275	$34.24	1,004
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,275		1,004

(1)	Represents stock-based awards outstanding under the 2016 Equity and Cash Incentive Plan (the “2016 ECIP”).

(2)	Represents shares that may be issued upon vesting of restricted stock units (“RSUs”).

(3)	RSUs do not have an exercise price; therefore RSUs are excluded from weighted average exercise price of outstanding awards.

(4)
Represents the number of shares remaining available for grant under the 2016 ECIP as of December 31, 2017. If any common stock underlying an unvested award is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the 2016 ECIP.

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2013 through December 31, 2017 has been derived from our audited financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
RESULTS OF OPERATIONS DATA
(in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31,
				2015	2014	2013
REVENUES	$436,165	$17,830	$399,423	$792,326	$1,427,336	$1,591,676
COSTS AND EXPENSES:
Direct operating expenses	332,332	16,603	362,825	714,637	1,059,651	1,114,462
Depreciation and amortization expense	84,542	3,574	131,296	180,271	200,738	225,297
General and administrative expenses	115,284	6,501	163,257	202,631	249,646	221,753
Impairment expense	187	—	44,646	722,096	121,176	—
Operating income (loss)	(96,180)	(8,848)	(302,601)	(1,027,309)	(203,875)	30,164
Reorganization items, net	1,501	—	(245,571)	—	—	—
Interest expense, net of amounts capitalized	31,797	1,364	74,320	73,847	54,227	55,204
Other (income) expense, net	(7,187)	32	(2,443)	9,394	1,009	(803)
Loss before tax	(122,291)	(10,244)	(128,907)	(1,110,550)	(259,111)	(24,237)
Income tax (expense) benefit	1,702	—	(2,829)	192,849	80,483	3,064
Net loss	(120,589)	(10,244)	(131,736)	(917,701)	(178,628)	(21,173)
Income attributable to noncontrolling interest	—	—	—	—	—	595
LOSS ATTRIBUTABLE TO KEY	$(120,589)	$(10,244)	$(131,736)	$(917,701)	$(178,628)	$(21,768)
Loss per share:
Basic and Diluted	$(6.00)	$(0.51)	$(0.82)	$(5.86)	$(1.16)	$(0.14)
Loss per share attributable to Key:
Basic and Diluted	$(6.00)	$(0.51)	$(0.82)	$(5.86)	$(1.16)	$(0.14)
Weighted Average Shares Outstanding:
Basic and Diluted	20,105	20,090	160,587	156,598	153,371	152,271
 CASH FLOW DATA
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31,
				2015	2014	2013
Net cash provided by (used in) operating activities	$(51,367)	$(417)	$(138,449)	$(22,386)	$164,168	$228,643
Net cash provided by (used in) investing activities	16,913	(251)	6,544	(19,403)	(146,840)	(160,881)
Net cash provided by (used in) financing activities	17,160	(15)	18,759	218,729	(22,058)	(85,492)
Effect of changes in exchange rates on cash	(146)	—	(20)	110	3,728	87

BALANCE SHEET DATA
(in thousands)

	Successor		Predecessor
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2015	2014	2013
Working capital	$83,027	$117,775	$265,943	$191,937	$273,809
Property and equipment, gross	413,127	408,716	2,376,388	2,555,515	2,606,738
Property and equipment, net	327,314	405,151	880,032	1,235,258	1,365,646
Total assets	529,121	657,981	1,327,798	2,322,763	2,573,573
Long-term debt and capital leases, net of current maturities	243,103	245,477	961,700	737,691	750,084
Total liabilities	400,438	415,364	1,187,508	1,264,700	1,322,480
Equity	128,683	242,617	140,290	1,058,063	1,251,093

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
Overview
We provide a full range of well services to major oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we previously had operations in Canada and Russia, which were sold in the second and third quarters of 2017, respectively.
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in the lower oil and natural gas price environment that has persisted since late 2014, demand for service and maintenance has decreased as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work and our customers have significantly curtailed their capital spending beginning in 2015 and continuing into 2017. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
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

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2013	$97.98	$3.73	1,705	2,064
2014	$93.17	$4.37	1,804	2,024
2015	$48.66	$2.62	943	1,481
2016	$43.29	$2.52	486	1,061
2017	$50.80	$2.99	856	1,187

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2015 through 2017.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
	U.S.	International	Total
2017:
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Fourth Quarter	164,480	—	164,480	223,478	61
Total 2017	656,139	7,100	663,239	785,410	251
2016:
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Fourth Quarter	169,087	4,341	173,428	192,049	61
Total 2016	630,297	23,139	653,436	807,367	252
2015:
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Fourth Quarter	203,252	8,279	211,531	247,979	62
Total 2015	933,379	84,114	1,017,493	1,317,883	251

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and into 2016. As a result, the Baker Hughes U.S. rig count and the AESC well service rig count, along with demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services also declined substantially. While we sought to anticipate activity declines and reshaped our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. In 2017, oil prices recovered off the lows of 2016 and spurred an increase in the Baker Hughes U.S. rig count and related well completion activity, however, the same magnitude of activity increase did not occur in our principal Rig Services business, as measured by the AESC well service rig count, as oil and gas producers’ production maintenance spending has not recovered to the same extent as new well drilling and completion spending.
During 2017, we saw some continued improvement in demand and pricing for our services, particularly those driven by the completion of oil and natural gas wells, continued uncertainty around the stability of oil prices dampened the pace of improvement in well services activity particularly as it relates to our customer spending for the maintenance of existing oil and gas wells. We believe that a stabilization of oil prices at a price attractive to our customers will be necessary for the demand and associated pricing of our services related to conventional well maintenance work to improve significantly. Additionally, we believe that continued aging of horizontal wells and customers choosing to increase production through accretive regular well maintenance in these horizontal wells will strengthen demand for and increase the price of our services over the next several years. With increased demand for oilfield services broadly, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers or offset price increases realized due to inflation in labor costs.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The period from December 16 to December 31, 2016 (Successor Company) and the period from January 1 to December 15, 2016 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on December 15, 2016. References in these results of operations to the change and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2016 in order to provide some comparability of such information to the years ended December 31, 2017 and December 31, 2015. While this combined presentation is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measure and are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the years ended December 31, 2017 and December 31, 2015.

	Successor		Predecessor
	(a)	(b)	(c)	(a) - (b) - (c)
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Change	% Change
REVENUES	$436,165	$17,830	$399,423	$18,912	5%
COSTS AND EXPENSES:
Direct operating expenses	332,332	16,603	362,825	(47,096)	(12)%
Depreciation and amortization expense	84,542	3,574	131,296	(50,328)	(37)%
General and administrative expenses	115,284	6,501	163,257	(54,474)	(32)%
Impairment expense	187	—	44,646	(44,459)	(100)%
Operating loss	(96,180)	(8,848)	(302,601)	215,269	(69)%
Reorganization items, net	1,501	—	(245,571)	247,072	(101)%
Interest expense, net of amounts capitalized	31,797	1,364	74,320	(43,887)	(58)%
Other (income) loss, net	(7,187)	32	(2,443)	(4,776)	198%
Loss before income taxes	(122,291)	(10,244)	(128,907)	16,860	(12)%
Income tax (expense) benefit	1,702	—	(2,829)	4,531	(160)%
NET LOSS	$(120,589)	$(10,244)	$(131,736)	$21,391	(15)%
Years Ended December 31, 2017 and 2016
Revenues
Our revenues for the year ended December 31, 2017 increased $18.9 million, or 4.5%, to $436.2 million from $417.3 million for the combined year ended December 31, 2016, due to an increase in spending from our customers as they reacted to improving commodity prices. Internationally, we had lower revenue as a result of the sale our operations in Mexico, a decrease in activity in Russia and the sale during the third quarter of 2017 of our Russian operations. See “Segment Operating Results — Years Ended December 31, 2017 and 2016” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses decreased $47.1 million, or 12.4%, to $332.3 million (76.2% of revenues) for the year ended December 31, 2017, compared to $379.4 million (90.9% of revenues) for the combined year ended December 31, 2016. The decrease is partially related to a $21.0 million gain on the sale of certain assets and a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we took steps to reduce our cost structure. See “Segment Operating Results — Years Ended December 31, 2017 and 2016” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $50.3 million, or 37.3%, to 84.5 million (19.4% of revenues) for the year ended December 31, 2017, compared to $134.9 million (32.3% of revenues) for the combined year ended December 31, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.

General and administrative expenses
General and administrative expenses decreased $54.5 million, or 32.1%, to $115.3 million (26.4% of revenues) for the year ended December 31, 2017, compared to $169.8 million (40.7% of revenues) for the combined year ended December 31, 2016. The decrease is primarily due to a $24.0 million decrease in professional fees related to our 2016 corporate restructuring and lower employee compensation costs due to reduced staffing levels and a reduction in wages partially offset by a $5.2 million increase in legal settlement accruals.
Impairment expense
During the year ended December 31, 2017, we recorded a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit, which was sold in the third quarter of 2017, to fair market value. During the combined year ended December 31, 2016, we recorded a $44.6 million impairment to reduce the carrying value of assets held for sale to fair market value related to our business unit in Mexico.
Reorganization items, net
Reorganization items primarily consist of $1.5 million of professional fees incurred in connection with our emergence from voluntary reorganization for the year ended December 31, 2017 compared to a $578.7 million gain on debt discharge partially offset by a $299.6 million loss on fresh start accounting revaluations, a $19.2 million write-off of deferred financing costs and debt premiums and discounts, and $15.2 million of professional fees incurred in connection with our emergence from voluntary reorganization for the combined year ended December 31, 2016.
Interest expense, net of amounts capitalized
Interest expense decreased $43.9 million to $31.8 million (7.3% of revenues), for the year ended December 31, 2017, compared to $75.7 million (18.1% of revenues) for the combined year ended December 31, 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.
Other (income) loss, net
During the year ended December 31, 2017, we recognized other income, net, of $7.2 million, compared to $2.4 million for the combined year ended December 31, 2016. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The table below presents comparative detailed information about combined other loss, net at December 31, 2017 and 2016:

	Successor		Predecessor
	(a)	(b)	(c)	(a) - (b) - (c)
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Change	% Change
Interest income	$(711)	$(20)	$(407)	$(284)	67%
Foreign exchange (gain) loss	(33)	17	1,005	$(1,055)	(103)%
Other, net	(6,443)	35	(3,041)	$(3,437)	114%
Total	$(7,187)	$32	$(2,443)	$(4,776)	198%
Income tax (expense) benefit
Our income tax benefit was $1.7 million (1.4% effective rate) on pre-tax loss of $122.3 million for the year ended December 31, 2017, compared to an income tax benefit of zero (0.00% effective rate) on a pre-tax loss of $10.2 million and a $2.8 million tax expense (2.2% effective rate) on pre-tax loss of $128.9 million for the period from December 16, 2016 through December 31, 2016 and for the period from January 1, 2016 through December 15, 2016, respectively. Our effective tax rates for such periods differ from the then-applicable U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

The U.S. enacted into law the Tax Cuts and Jobs Act (“2017 Tax Act”) on December 22, 2017. The 2017 Tax Act is comprehensive tax reform legislation that, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, a limitation on net operating losses to 80% of taxable income each year, and a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries). The ultimate impact of the 2017 Tax Act may differ from the estimated tax impacts recognized in the fourth quarter due to technical corrections made to the law, future Treasury Regulations, and other interpretive guidance that may impact the Company’s actions. We continue to examine the impact of this tax reform legislation, as its overall impact is uncertain.
Years Ended December 31, 2016 and 2015

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015	Change	% Change
REVENUES	$17,830	$399,423	$792,326	$(375,073)	(47)%
COSTS AND EXPENSES:
Direct operating expenses	16,603	362,825	714,637	(335,209)	(47)%
Depreciation and amortization expense	3,574	131,296	180,271	(45,401)	(25)%
General and administrative expenses	6,501	163,257	202,631	(32,873)	(16)%
Impairment expense	—	44,646	722,096	(677,450)	(94)%
Operating loss	(8,848)	(302,601)	(1,027,309)	715,860	(70)%
Reorganization items, net	—	(245,571)	—	(245,571)	(100)%
Interest expense, net of amounts capitalized	1,364	74,320	73,847	1,837	2%
Other (income) loss, net	32	(2,443)	9,394	(11,805)	(126)%
Loss before income taxes	(10,244)	(128,907)	(1,110,550)	971,399	(87)%
Income tax (expense) benefit	—	(2,829)	192,849	(195,678)	(101)%
NET LOSS	$(10,244)	$(131,736)	$(917,701)	$775,721	(85)%
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

General and administrative expenses
General and administrative expenses decreased $32.9 million, or 16.2%, to $169.8 million (40.7% of revenues) for the combined year ended December 31, 2016, compared to $202.6 million (25.6% of revenues) for the year ended December 31, 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and $30.8 million lower expenses related to our investigations pursuant to the Foreign Corrupt Practices Act (“FCPA”) by the DOJ and the SEC, which concluded in April and August 2016, respectively, partially off-set by $25.8 million in restructuring fees in 2016.
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
Reorganization items, net

Reorganization items primarily consist of a $578.7 million gain on debt discharge partially offset by a $299.6 million loss on fresh start accounting revaluations, a $19.2 million write-off of deferred financing costs and debt premiums and discounts, and $15.2 million of professional fees incurred in connection with our emergence from voluntary reorganization.
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
Other (income) loss, net
During the combined year ended December 31, 2016, we recognized other income, net, of $2.4 million, compared to other loss, net, of $9.4 million for the year ended December 31, 2015. A $7.8 million allowance for the collectability of our notes receivable related to the sale of our operations in Argentina was recorded in the year ended December 31, 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The table below presents comparative detailed information about other loss, net at December 31, 2016 and 2015:

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015	Change	% Change
Interest income	$(20)	$(407)	$(159)	$(268)	169%
Foreign exchange loss	17	1,005	4,153	(3,131)	(75)%
Allowance for collectability of notes receivable	—	—	7,705	(7,705)	(100)%
Other, net	35	(3,041)	(2,305)	(701)	30%
Total	$32	$(2,443)	$9,394	$(11,805)	(126)%

Income tax (expense) benefit
Our income tax benefit was zero (0.0% effective rate) on pre-tax loss of $10.2 million and income tax expense of $2.8 million (2.2% effective rate) on pre-tax loss of $128.9 million for the period from December 16, 2016 through December 31, 2016 and for the period from January 1, 2016 through December 15, 2016, respectively, compared to an income tax benefit of $192.8 million (17.4% effective rate) on a pre-tax loss of $1.1 billion for the year ended December 31, 2015. Our effective tax rates for such periods differ from the then-applicable U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results
Years Ended December 31, 2017 and 2016
The following table shows operating results for each of our reportable segments for the years ended December 31, 2017 and 2016 (in thousands):
For the year ended December 31, 2017

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$248,830	$80,726	$41,866	$59,172	$5,571	$—	$436,165
Operating expenses	252,450	100,258	40,235	51,666	10,564	77,172	532,345
Operating income (loss)	(3,620)	(19,532)	1,631	7,506	(4,993)	(77,172)	(96,180)
For the Successor period from December 16, 2016 through December 31, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$8,549	$3,208	$1,392	$3,389	$1,292	$—	$17,830
Operating expenses	10,481	4,346	1,648	3,654	1,225	5,324	26,678
Operating income (loss)	(1,932)	(1,138)	(256)	(265)	67	(5,324)	(8,848)
For the Predecessor period from January 1, 2016 through December 15, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$222,877	$76,008	$30,569	$55,790	$14,179	$—	$399,423
Operating expenses	262,335	113,944	49,891	82,198	73,405	120,251	702,024
Operating loss	(39,458)	(37,936)	(19,322)	(26,408)	(59,226)	(120,251)	(302,601)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $17.4 million, or 7.5%, to $248.8 million for the year ended December 31, 2017, compared to $231.4 million for the combined year ended December 31, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they reacted to improving commodity prices.
Operating expenses for our U.S. Rig Services segment were $252.5 million during the year ended December 31, 2017, which represented a decrease of $20.4 million, or 7.5%, compared to $272.8 million for the combined year ended December 31, 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.

Fluid Management Services
Revenues for our Fluid Management Services segment increased $1.5 million, or 1.9%, to $80.7 million for the year ended December 31, 2017, compared to $79.2 million for the combined year ended December 31, 2016. The increase for this segment is primarily due to an increase in spending from our customers as they reacted to improving commodity prices.
Operating expenses for our Fluid Management Services segment were $100.3 million during the year ended December 31, 2017, which represented a decrease of $18.0 million, or 15.2%, compared to $118.3 million for the combined year ended December 31, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we took steps to reduce our cost structure.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $9.9 million, or 31.0%, to $41.9 million for the year ended December 31, 2017, compared to $32.0 million for the combined year ended December 31, 2016. The increase for this segment is primarily due to an increase in drilling and completion spending from our customers as they reacted to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $40.2 million during the year ended December 31, 2017, which represented a decrease of $11.3 million, or 21.9%, compared to $51.5 million for the combined year ended December 31, 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation costs and equipment expense as we took steps to reduce our cost structure.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment was $59.2 million for the year ended December 31, 2017 and the combined year ended December 31, 2016. The decrease in revenue for this segment is primarily due to the sale of our frac stack and well testing business which was offset by an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our Fishing and Rental Services segment were $51.7 million during the year ended December 31, 2017, which represented a decrease of $34.2 million, or 39.8%, compared to $85.9 million for the combined year ended December 31, 2016. These expenses decreased primarily due to a $21.0 million gain on the sale of certain assets, as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.
International
Revenues for our International segment decreased $9.9 million, or 64.0%, to $5.6 million for the year ended December 31, 2017, compared to $15.5 million for the combined year ended December 31, 2016. The decrease was primarily attributable to lower customer activity in Russia, the sale during the third quarter of 2017 of our Russian operations and our exit from operations in Mexico, which was sold in 2016.
Operating expenses for our International segment decreased $64.1 million, or 85.8%, to $10.6 million for the year ended December 31, 2017, compared to $74.6 million for the combined year ended December 31, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense related to our exit from operations in Mexico and Russia and a $44.6 million impairment to reduce the carrying value of the assets and related liabilities of our Mexican business unit, which was sold in 2016, to fair market value.
Functional support
Operating expenses for our Functional Support segment decreased $48.4 million, or 38.5%, to $77.2 million (17.7% of consolidated revenues) for the year ended December 31, 2017 compared to $125.6 million (30.1% of consolidated revenues) for the combined year ended December 31, 2016. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages, a $5.0 million FCPA settlement accrual in 2016 and a decrease of $24.0 million in professional fees related to the 2016 corporate restructuring.

Years Ended December 31, 2016 and 2015
The following table shows operating results for each of our reportable segments for the years ended December 31, 2016 and 2015 (in thousands):
For the Successor period from December 16, 2016 through December 31, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$8,549	$3,208	$1,392	$3,389	$1,292	$—	$17,830
Operating expenses	10,481	4,346	1,648	3,654	1,225	5,324	26,678
Operating loss	(1,932)	(1,138)	(256)	(265)	67	(5,324)	(8,848)
For the Predecessor period from January 1, 2016 through December 15, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$222,877	$76,008	$30,569	$55,790	$14,179	$—	$399,423
Operating expenses	262,335	113,944	49,891	82,198	73,405	120,251	702,024
Operating income (loss)	(39,458)	(37,936)	(19,322)	(26,408)	(59,226)	(120,251)	(302,601)
For the year ended December 31, 2015

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$377,131	$153,153	$89,823	$121,883	$50,336	$—	$792,326
Operating expenses	685,070	196,637	244,991	319,295	232,872	140,770	1,819,635
Operating income (loss)	(307,939)	(43,484)	(155,168)	(197,412)	(182,536)	(140,770)	(1,027,309)
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
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and remained depressed during 2016 and 2017. As a result, demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2017 and, unless conditions in our industry improve, this trend will potentially continue beyond 2017.
In response to these conditions, we have undertaken several actions detailed below in an effort to preserve and improve our liquidity and financial position.

•
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. To this end, during the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Additionally, in 2017 we sold our frac stack and testing business.

•
On December 15, 2016, the Company emerged from a pre-planned voluntary chapter 11 reorganization resulting in approximately $697 million of the Company’s long-term debt being eliminated along with more than $45.6 million of annual interest expense going forward.

•
On December 15, 2016, we entered into our new $80 million ABL Facility (which was increased to $100 million on February 3, 2017) due June 15, 2021, and our new $250 million Term Loan Facility due December 15, 2021. As of December 31, 2017, we had no borrowings outstanding under the ABL Facility and $35.6 million of letters of credit outstanding with borrowing capacity of $24.7 million available subject to covenant constraints under our ABL Facility.

•
Beginning in the first quarter of 2015, we began a series of structural cost cutting changes at both corporate and field levels, which include fixed costs, supply-chain efficiencies and headcount and wage reductions which has continued into 2017.

However, we still have substantial indebtedness and other obligations, and we may incur additional expenses that we are unable to predict at this time.
Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. During 2017, our net cash used in operating activities was $51.4 million, and, if industry conditions do not improve, we may have negative cash flows from operations in 2018.
As of December 31, 2017, our working capital was $83.0 million compared to $117.8 million as of December 31, 2016. Our working capital decreased during 2017 primarily as a result of a decrease in cash and cash equivalents and restricted cash partially offset by the decrease in other accrued expenses.
As of December 31, 2017, we had $73.1 million of cash, of which approximately $0.7 million was held in the bank accounts of our foreign subsidiaries. As of December 31, 2017, $0.2 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.
Cash Flows
Cash used in operating activities was $51.4 million, $0.4 million, and $138.4 million for the year ended December 31, 2017 and periods from December 16, 2016 through December 31, 2016 and from January 1, 2016 through December 15, 2016, respectively. Cash used by operating activities for these periods was primarily related to net loss adjusted for noncash items and payments of accounts payable and other accrued liabilities partially offset by cash inflows related to the collection of accounts receivable.
Cash provided by investing activities was $16.9 million and $6.5 million for the year ended December 31, 2017 and the period from January 1, 2016 through December 15, 2016, respectively, cash used in investing activities was $0.3 million for the period from December 16, 2016 through December 31, 2016. Investing cash inflows primarily relate to sales of assets during these periods. Investing cash outflows primarily relate to capital expenditures. Capital expenditures primarily relate to replacement assets for our existing fleet and equipment.
Cash provided by financing activities was $17.2 million and $18.8 million for the year ended December 31, 2017 and the period from January 1, 2016 through December 15, 2016, respectively, cash used in financing activities was less than $0.1 million for the period from January 1, 2016 through December 15, 2016. Cash provided by financing activities for the year ended December 31, 2017 primarily relate to the reduction in restricted cash. Cash provided by financing activities for the period from January 1, 2016 through December 15, 2016 was primarily related to proceeds from stock offering, which was in connection with emerging from bankruptcy, partially offset by repayment of long-term debt and increase in restricted cash.

The following table summarizes our cash flows for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Net cash used by operating activities	$(51,367)	$(417)	$(138,449)
Cash paid for capital expenditures	(16,079)	(375)	(8,481)
Proceeds from sale of assets	32,992	124	15,025
Proceeds from notes receivable	—	—	—
Repayments of long-term debt	(2,500)	—	(313,424)
Proceeds from long-term debt	—	—	250,000
Payment of bond tender premium	—	—	109,082
Restricted cash	20,707	(15)	(24,692)
Payment of deferred financing costs	(350)	—	(2,040)
Other financing activities, net	(697)	—	(167)
Effect of changes in exchange rates on cash	(146)	—	(20)
Net decrease in cash and cash equivalents	$(17,440)	$(683)	$(113,166)
Debt Service
At December 31, 2017, our annual maturities on our indebtedness, consisting only of our Term Loan Facility at year-end, were as follows (in thousands):

Principal Payments
2018	$2,500
2019	2,500
2020	2,500
2021	240,000
Total	$247,500
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
As of December 31, 2017, we had no borrowings outstanding under the ABL Facility and $35.6 million of letters of credit outstanding with borrowing capacity of $24.7 million available subject to covenant constraints under our ABL Facility.
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
Off-Balance Sheet Arrangements
At December 31, 2017, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2017. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2018)	1-3 Years (2019-2020)	4-5 Years (2021-2022)	After 5 Years (2023+)
	(in thousands)
Term Loan Facility due 2021	$247,500	$2,500	$5,000	$240,000	$—
Interest associated with Term Loan Facility(1)	112,836	28,625	56,457	27,754	—
Non-cancelable operating leases	$14,585	$4,478	$5,133	$2,962	$2,012
Total	$374,921	$35,603	$66,590	$270,716	$2,012

(1)	Based on interest rates in effect at December 31, 2017.
Debt Compliance
At December 31, 2017, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “- Debt Service” and “Item 1A. Risk Factors”
Capital Expenditures
During the year ended December 31, 2017, our capital expenditures totaled $16.1 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2018 contemplates spending between $30 million and $35 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2018 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2018 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2018 to expand our presence in a market. We currently anticipate funding our 2018 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
Valuation of Equity-Based Compensation
We issue or have issued time-based vesting and performance-based vesting stock options, time-based vesting and performance-based vesting restricted stock units, and restricted stock awards to our employees and non-employee directors. The options we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option, net of forfeitures. Compensation related to restricted stock units and restricted stock awards is based on the fair value of the award on the grant date and is amortized to compensation expense over the vesting period of the award, net of forfeitures. The grant-date fair value of our time-based restricted stock units and restricted stock awards is determined using our stock price on the grant date. The grant-date fair value of our performance-based restricted stock units is determined using our stock price on the grant date assuming a 1.0x payout target, however, a maximum 2.0x payout could be achieved if certain EBITDA-based performance measures are met.

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
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15)”, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have an impact on our consolidated financial statements.
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
ASU 2016-09. In March 2016, the FASB Issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the accounting guidance as of January 1, 2017 on a prospective basis. We have elected to account for forfeitures of equity awards as they occur. The adoption of this guidance did not have a material impact our consolidated financial statements, with the exception of excess tax benefits and tax deficiencies now being recognized as income tax expense or benefit on the income statement rather than as additional paid in capital on the balance sheet and their classification on the statement of cash flow as operating activity rather than financing activity.
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
We formed a project team to implement this standard and the team has scoped, identified the relevant revenue streams and documented the procedures and control changes required to address the impacts that ASU 2014-09 may have had on our business. We are now in the process of training our staff on the procedures and controls that went into effect January 1, 2018. Our implementation efforts included the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. The Company’s services and rental contracts, which principally charge on a day rate basis, are primarily short-term in nature, and therefore, based on the assessment, the Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements. We have adopted the new standard effective January 1, 2018 using the full retrospective method.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
When we had operations in Russia, which was sold in the third quarter of 2017, we were exposed to certain market risks as part of our former business operations, including risks from changes in interest rates, foreign currency exchange rates that could have impacted our financial position, results of operations and cash flows. We managed our exposure to these risks through regular operating and financing activities, and could have, on a limited basis, used derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2017, 2016 and 2015. To the extent that we would have used such derivative financial instruments, we would have used them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
Borrowings under our Term Loan Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2017, the interest rate on our outstanding variable-rate debt obligations was 11.61%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $2.9 million. Borrowings under our ABL Facility also bear interest at variable interest rates, however, there are no borrowings under this facility as of December 31, 2017.
Foreign Currency Risk
As of December 31, 2017, we no longer conduct operations in Russia. We completed the sale of our Russian subsidiary in the third quarter of 2017. We also had a Canadian subsidiary which was sold in the second quarter of 2017. The local currency was the functional currency for our former operations in Russia. For balances denominated in our former Russian subsidiary's local currency, changes in the value of their assets and liabilities due to changes in exchange rates were deferred and accumulated in other comprehensive income until we liquidated our investment. Our former Russian subsidiary remeasured its account balances at the end of each period to an equivalent amount of U.S. dollars, with changes reflected in earnings during those periods. A hypothetical 10% decrease in the average value of the U.S. dollar relative to the value of the local currency for our former Russian subsidiary would have increased our net loss by $0.2 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2017 (Successor), the period December 16, 2016 through December 31, 2016 (Successor), the period January 1, 2016 through December 15, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 (Successor), the period December 16, 2016 through December 31, 2016 (Successor), the period January 1, 2016 through December 15, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2006.
Houston, Texas
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2018

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$73,065	$90,505
Restricted cash	4,000	24,707
Accounts receivable, net of allowance for doubtful accounts of $875 and $168	69,319	71,327
Inventories	20,942	22,269
Other current assets	19,477	25,762
Total current assets	186,803	234,570
Property and equipment, gross	413,127	408,716
Accumulated depreciation	(85,813)	(3,565)
Property and equipment, net	327,314	405,151
Intangible assets, net	462	520
Other assets	14,542	17,740
TOTAL ASSETS	$529,121	$657,981
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,697	$10,357
Other current liabilities	87,579	103,938
Current portion of long-term debt	2,500	2,500
Total current liabilities	103,776	116,795
Long-term debt	243,103	245,477
Workers’ compensation, vehicular and health insurance liabilities	25,393	23,313
Other non-current liabilities	28,166	29,779
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,217,641 and 20,096,462 outstanding	202	201
Additional paid-in capital	259,314	252,421
Accumulated other comprehensive income	—	239
Retained earnings deficit	(130,833)	(10,244)
Total equity	128,683	242,617
TOTAL LIABILITIES AND EQUITY	$529,121	$657,981
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
REVENUES	$436,165	$17,830	$399,423	$792,326
COSTS AND EXPENSES:
Direct operating expenses	332,332	16,603	362,825	714,637
Depreciation and amortization expense	84,542	3,574	131,296	180,271
General and administrative expenses	115,284	6,501	163,257	202,631
Impairment expense	187	—	44,646	722,096
Operating loss	(96,180)	(8,848)	(302,601)	(1,027,309)
Reorganization items, net	1,501	—	(245,571)	—
Interest expense, net of amounts capitalized	31,797	1,364	74,320	73,847
Other (income) loss, net	(7,187)	32	(2,443)	9,394
Loss before income taxes	(122,291)	(10,244)	(128,907)	(1,110,550)
Income tax (expense) benefit	1,702	—	(2,829)	192,849
NET LOSS	$(120,589)	$(10,244)	$(131,736)	$(917,701)
Loss per share:
Basic and diluted	$(6.00)	$(0.51)	$(0.82)	$(5.86)
Weighted Average Shares Outstanding:
Basic and diluted	20,105	20,090	160,587	156,598
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
NET LOSS	$(120,589)	$(10,244)	$(131,736)	$(917,701)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(239)	239	3,346	(6,460)
Total other comprehensive income (loss)	(239)	239	3,346	(6,460)
COMPREHENSIVE LOSS	$(120,828)	$(10,005)	$(128,390)	$(924,161)
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,589)	$(10,244)	$(131,736)	$(917,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	84,542	3,574	131,296	180,271
Impairment expense	187	—	44,646	722,096
Bad debt expense	1,420	168	2,532	21,172
Accretion of asset retirement obligations	221	34	570	630
(Income) loss from equity method investments	560	—	466	(39)
Amortization and write-off of deferred financing costs and premium on debt	476	17	4,414	4,645
Deferred income tax expense (benefit)	(35)	—	787	(189,327)
(Gain) loss on disposal of assets, net	(27,583)	(12)	4,707	51,531
Share-based compensation	7,591	—	5,740	10,173
Excess tax expense from share-based compensation	—	—	—	3,423
Reorganization items, non-cash	—	—	(261,806)	—
Changes in working capital:
Accounts receivable	669	855	41,574	151,489
Other current assets	7,764	607	52,010	12,050
Accounts payable and accrued liabilities	(13,017)	3,729	(135,557)	(91,978)
Share-based compensation liability awards	—	—	(227)	—
Other assets and liabilities	6,427	855	102,135	19,179
Net cash used in operating activities	(51,367)	(417)	(138,449)	(22,386)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,079)	(375)	(8,481)	(40,808)
Proceeds from sale of assets	32,992	124	15,025	20,810
Proceeds from notes receivable	—	—	—	595
Net cash provided by (used in) investing activities	16,913	(251)	6,544	(19,403)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,500)	—	(313,424)	(1,575)
Proceeds from long-term debt	—	—	250,000	305,550
Proceeds from stock rights offering	—	—	109,082	—
Restricted cash	20,707	(15)	(24,692)	—
Proceeds from borrowings on revolving credit facility	—	—	—	130,000
Repayments on revolving credit facility	—	—	—	(200,000)
Payment of deferred financing costs	(350)	—	(2,040)	(11,461)
Repurchases of common stock	(697)	—	(167)	(362)
Excess tax expense from share-based compensation	—	—	—	(3,423)
Net cash provided by (used in) financing activities	17,160	(15)	18,759	218,729
Effect of changes in exchange rates on cash	(146)	—	(20)	110
Net increase (decrease) in cash and cash equivalents	(17,440)	(683)	(113,166)	177,050
Cash and cash equivalents, beginning of period	90,505	91,188	204,354	27,304
Cash and cash equivalents, end of period	$73,065	$90,505	$91,188	$204,354
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	COMMON STOCKHOLDERS					Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Number of Shares	Amount at par
BALANCE AT DECEMBER 31, 2014 (Predecessor)	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	(6,460)	—	(6,460)
Common stock purchases	(240)	(24)	(338)	—	—	(362)
Share-based compensation	4,226	422	9,751	—	—	10,173
Tax expense from share-based compensation	—	—	(3,423)	—	—	(3,423)
Net loss	—	—	—	—	(917,701)	(917,701)
BALANCE AT DECEMBER 31, 2015 (Predecessor)	157,543	15,754	966,637	(43,740)	(798,361)	140,290
Foreign currency translation	—	—	—	3,346	—	3,346
Common stock purchases	(569)	(57)	(110)	—	—	(167)
Share-based compensation	3,579	358	5,382	—	—	5,740
Distributions to holders of Predecessor common stock	—	—	(17,463)	—	—	(17,463)
Other	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(131,736)	(131,736)
BALANCE AT DECEMBER 15, 2016 (Predecessor)	160,553	16,055	954,436	(40,394)	(930,097)	—
Cancellation of Predecessor equity	(160,553)	(16,055)	(954,436)	40,394	930,097	—
BALANCE AT DECEMBER 15, 2016 (Predecessor)	—	$—	$—	$—	$—	$—

Shares issued in rights offering	11,769	$118	$108,866	$—	$—	$108,984
Shares withheld to satisfy tax withholding obligations	(8)	—	(210)	—	—	(210)
Issuance of shares pursuant to the Plan	8,316	83	139,505	—	—	139,588
Issuance of warrants pursuant to the Plan	—	—	3,768	—	—	3,768
BALANCE AT DECEMBER 16, 2016 (Successor)	20,077	201	251,929	—	—	252,130
Foreign currency translation	—	—	—	239	—	239
Share-based compensation	19	—	492	—	—	492
Net loss	—	—	—	—	(10,244)	(10,244)
BALANCE AT DECEMBER 31, 2016 (Successor)	20,096	201	252,421	239	(10,244)	242,617
Foreign currency translation	—	—	—	(239)	—	(239)
Common stock purchases	(56)	(1)	(696)	—	—	(697)
Share-based compensation	177	2	7,589	—	—	7,591
Net loss	—	—	—	—	(120,589)	(120,589)
BALANCE AT DECEMBER 31, 2017 (Successor)	20,217	$202	$259,314	$—	$(130,833)	$128,683
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. As of December 31, 2017, all of our obligations under our ABL Facility and Term Loan Facility were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2017, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
Concentration of Credit Risk and Significant Customers
Our customers include major oil and natural gas production companies, independent oil and natural gas production companies, and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial position should be considered in light of the fluctuations in demand experienced by oilfield service companies as changes in oil and gas producers’ expenditures and budgets occur. These fluctuations can impact our results of operations and financial position as supply and demand factors directly affect utilization and hours which are the primary determinants of our net cash provided by operating activities.
During the year ended December 31, 2017, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, Chevron Texaco Exploration and Production accounted for approximately 12%, 14% and 15% of our

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated revenue, respectively. During the period from January 1, 2016 through December 15, 2016, OXY USA Inc. accounted for approximately 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the year ended December 31, 2017, periods ended from January 1, 2016 through December 15, 2016, December 16, 2016 through December 31, 2016 or in the year ended December 31, 2016.
Receivables outstanding for OXY USA Inc. were approximately 11% of our total accounts receivable as of December 31, 2016. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2017 and 2016.
Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 was $84.5 million, $3.6 million, $129.5 million and $176.1 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2017, the estimated useful lives of our asset classes are as follows:

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposits
Due to capacity constraints on equipment manufacturers, we are sometimes required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2017 and December 31, 2016, deposits totaled $1.2 million and $8.3 million, respectively. Deposits consist primarily of deposit requirements of insurance companies and payments made related to high demand long-lead time items.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
We issue or have issued time-based vesting and performance-based vesting stock options, time-based vesting and performance-based vesting restricted stock units, and restricted stock awards to our employees as part of those employees’ compensation and as a retention tool for non-employee directors. We calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of forfeitures. The grant-date fair value of our time-based restricted stock units and restricted stock awards is determined using our stock price on the grant date. The grant-date fair value of our performance-based restricted stock units is determined using our stock price on the grant date assuming a 1.0x payout target, however, a maximum 2.0x payout could be achieved if certain EBITDA-based performance measures are met. The fair value of our stock option awards are estimated using a Black-Scholes fair value model. The valuation of our stock options requires us to estimate the expected term of award, which we estimate using the simplified method, as we do not have sufficient historical exercise information. Additionally, the valuation of our stock option awards is also dependent on historical stock price volatility. In view of the limited amount of time elapsed since our reorganization, volatility is calculated based on historical stock price volatility of our peer group with a lookback period equivalent to the expected term of the award. Fair value of performance-based stock options and restricted stock units is estimated in the same manner as our time-based awards and assumes that performance goals will be achieved and the awards will vest. If the performance based awards do not vest, any previously recognized compensation costs will be reversed. We record share-based compensation as a component of general and administrative or direct operating expense based on the role of the applicable individual. See “Note 21. Share-Based Compensation.”
Foreign Currency Gains and Losses
With respect to our former operations in Russia, which was sold in the third quarter of 2017, where the local currency was the functional currency, assets and liabilities were translated at the rates of exchange in effect on the balance sheet date, while income and expense items were translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar were included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity. See “Note 18. Accumulated Other Comprehensive Loss.”
From time to time our former foreign subsidiaries may have entered into transactions that are denominated in currencies other than their functional currency. These transactions were initially recorded in the functional currency of that subsidiary based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, those transactions were remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month was recorded in the income or loss of the foreign subsidiary as a component of other income, net.
Comprehensive Loss
We display comprehensive loss and its components in our financial statements, and we classify items of comprehensive income (loss) by their nature in our financial statements and display the accumulated balance of other comprehensive income (loss) separately in our stockholders’ equity.
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
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15)”, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-15 is not expected to have an impact on our consolidated financial statements.
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
ASU 2016-09. In March 2016, the FASB Issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the accounting guidance as of January 1, 2017 on a prospective basis. We have elected to account for forfeitures of equity awards as they occur. The adoption of this guidance did not have a material impact our consolidated financial statements, with the exception of excess tax benefits and tax deficiencies now being recognized as income tax expense or benefit on the income statement rather than as additional paid in capital on the balance sheet and their classification on the statement of cash flow as operating activity rather than financing activity.
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
We formed a project team to implement this standard and the team has scoped, identified the relevant revenue streams and documented the procedures and control changes required to address the impacts that ASU 2014-09 may have had on our business. We are now in the process of training our staff on the procedures and controls that went into effect January 1, 2018. Our implementation efforts included the identification of revenue streams with similar contract structures, performing a detailed review of key contracts by revenue stream and comparing historical policies and practices to the new standard. The Company’s services and rental contracts, which principally charge on a day rate basis, are primarily short-term in nature, and therefore, based on the assessment, the Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements. We have adopted the new standard effective January 1, 2018 using the full retrospective method.

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

•
Entered into a corporate advisory services agreement between the Successor Company and Platinum Equity Advisors, LLC (“Platinum”) pursuant to which Platinum will provide certain business advisory services to the Company.

The foregoing is a summary of the substantive provisions of the Plan and related transactions and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the other documents referred to above.
NOTE 3.    FRESH START ACCOUNTING
In accordance ASC 852 Reorganizations (“ASC 852”), fresh-start accounting was required upon the Company’s emergence from Chapter 11 because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Predecessor assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

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

	Predecessor Company	Reorganization Adjustments (A)		Fresh Start Adjustments		Successor Company
ASSETS
Current assets:
Cash and cash equivalents	$38,751	$52,437	B	$—		$91,188
Restricted cash	19,292	5,400	C	—		24,692
Accounts receivable, net	72,560	(210)	D	—		72,350
Inventories	22,900	—		383	N	23,283
Other current assets	27,648	(2,295)	E	—		25,353
Total current assets	181,151	55,332		383		236,866
Property and equipment, gross	2,235,828	—		(1,827,392)	O	408,436
Accumulated depreciation	(1,523,585)	—		1,523,585	O	—
Property and equipment, net	712,243	—		(303,807)		408,436
Other intangible assets, net	3,596	—		(3,076)	P	520
Other assets	17,428	—		369	Q	17,797
TOTAL ASSETS	$914,418	$55,332		$(306,131)		$663,619
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,338	$—		$—		$12,338
Other current liabilities	99,524	(1,032)	F	(264)	R	98,228
Current portion of long-term debt	(3,099)	5,599	G	—		2,500
Total current liabilities	108,763	4,567		(264)		113,066
Long-term debt	—	245,460	H	—		245,460
Workers’ compensation, vehicular and health insurance liabilities	23,126	—		—		23,126
Deferred tax liabilities	35	—		—		35
Other non-current liabilities	35,754	332	I	(6,284)	S	29,802
Liabilities subject to compromise	996,527	(996,527)	J	—		—
Equity:
Common stock	16,055	(15,854)	K	—		201
Additional paid-in capital	969,915	252,516	L	(970,502)	T	251,929
Accumulated other comprehensive loss	(40,394)	—		40,394	T	—
Retained earnings (deficit)	(1,195,363)	564,838	M	630,525	T	—
Total equity	(249,787)	801,500		(299,583)		252,130
TOTAL LIABILITIES AND EQUITY	$914,418	$55,332		$(306,131)		$663,619
Reorganization and Fresh Start Adjustments
Reorganization Adjustments (in thousands)

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes reorganizations items (in thousands):

	Successor	Predecessor
	Year Ended December 31, 2017	Period from January 1, 2016 through December 15, 2016
(Gain) on debt discharge	$—	$(578,699)
Settlement/Rejection damages	—	(770)
Fresh-start asset revaluation (gain) loss, net	10	299,583
Professional fees	1,491	15,156
Write-off of deferred financing costs, debt premiums and debt discounts	—	19,159
Total reorganization items, net	$1,501	$(245,571)
With the exception of $1.5 million and $15.2 million in professional fees for the year ended December 31, 2017 and the period from December 16, 2016 to December 31, 2016, respectively, and $1.0 million in settlement and rejection damages for the period from December 16, 2016 to December 31, 2016, reorganization items are non cash expenses.
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
NOTE 7.    OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Other current assets:
Prepaid current assets	$9,598	$10,291
Reinsurance receivable	7,328	7,922
Current assets held for sale	—	3,667
Other	2,551	3,882
Total	$19,477	$25,762

The table below presents comparative detailed information about other non-current assets at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Other non-current assets:
Reinsurance receivable	$7,768	$8,393
Deposits	1,246	8,292
Equity method investments	—	560
Non-current assets held for sale	—	360
Other	5,528	135
Total	$14,542	$17,740

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other current liabilities at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Other current liabilities:
Accrued payroll, taxes and employee benefits	$19,874	$23,224
Accrued operating expenditures	11,644	16,669
Income, sales, use and other taxes	12,151	10,748
Self-insurance reserves	26,761	35,484
Accrued interest	6,605	1,419
Accrued insurance premiums	4,077	2,347
Unsettled legal claims	4,747	5,398
Accrued severance	250	2,219
Current liabilities held for sale	—	371
Other	1,470	6,059
Total	$87,579	$103,938
The table below presents comparative detailed information about other non-current liabilities at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Other non-current liabilities:
Deferred tax liabilities	$—	$35
Asset retirement obligations	8,931	9,035
Environmental liabilities	1,977	3,446
Accrued sales, use and other taxes	17,142	16,735
Other	116	528
Total	$28,166	$29,779

NOTE 8.    OTHER (INCOME) LOSS, NET
The table below presents comparative detailed information about our other income and expense for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Interest income	$(711)	$(20)	$(407)	$(159)
Foreign exchange loss	(33)	17	1,005	4,153
Allowance for collectability of notes receivable	—	—	—	7,705
Other, net	(6,443)	35	(3,041)	(2,305)
Total	$(7,187)	$32	$(2,443)	$9,394

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 (in thousands):

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Successor:
As of December 31, 2017	$168	$1,420	$(713)	875
As of December 31, 2016	—	168	—	168

Predecessor:
As of December 15, 2016	20,915	2,532	(20,404)	3,043
As of December 31, 2015	2,925	21,172	(3,182)	20,915
In connection with the application of fresh start accounting on December 15, 2016, the carrying value of trade receivables was adjusted to fair value, eliminating the reserve for doubtful accounts. See “Note 3. Fresh Start Accounting” for more details.
NOTE 10.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2017	2016
Major classes of property and equipment:
Oilfield service equipment	$260,396	$267,648
Disposal wells	29,633	23,288
Motor vehicles	43,366	39,322
Furniture and equipment	5,456	8,835
Buildings and land	66,964	65,525
Work in progress	7,312	4,098
Gross property and equipment	413,127	408,716
Accumulated depreciation	(85,813)	(3,565)
Net property and equipment	$327,314	$405,151
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 was zero. As of December 31, 2017 and 2016, we have no capital lease obligations.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of our other intangible assets as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Gross carrying value	$520	$520
Accumulated amortization	(58)	—
Net carrying value	$462	$520

Amortization expense for our intangible assets with determinable lives was as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Noncompete agreements	$—	$—	$179	$278
Patents and trademarks	58	—	40	40
Customer relationships and contracts	—	—	1,239	3,430
Developed technology	—	—	340	370
Total intangible asset amortization expense	$58	$—	$1,798	$4,118
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows (in thousands):

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2018	2019	2020	2021	2022
Trademarks	8.0	$58	$58	$58	$58	$58
Total expected intangible asset amortization expense		$58	$58	$58	$58	$58
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

NOTE 12.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Basic and diluted EPS Calculation:
Numerator
Net loss	$(120,589)	$(10,244)	$(131,736)	$(917,701)
Denominator
Weighted average shares outstanding	20,105	20,090	160,587	156,598
Basic loss per share	$(6.00)	$(0.51)	$(0.82)	$(5.86)
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
The company has issued potentially dilutive instruments such as RSUs, stock options, SARs and warrants. However, the company did not included these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
RSUs	1,778	667	93	47
Stock options	701	648	812	1,319
SARs	—	—	240	315
Warrants	1,838	1,838	—	—
Total	4,317	3,153	1,145	1,681
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual accretion of the assets associated with the asset retirement obligations were $0.2 million, less than $0.1 million and $0.6 million for the year ended December 31, 2017, for the periods from December 16, 2016 through December 31, 2016 and from January 1, 2016 through December 15, 2016 and for the year ended December 31, 2015, respectively. The application of fresh-start accounting with the effectiveness of the Company's Plan of Reorganization has resulted in the financial statements of the Predecessor and Successor not being comparable. A summary of changes in our asset retirement obligations is as follows (in thousands):

Predecessor
Balance at December 31, 2015	$12,570
Additions	68
Costs incurred	(918)
Accretion expense	570
Disposals	(400)
Balance at December 15, 2016	11,890

Successor
Balance at December 15, 2016	9,035
Additions	—
Costs incurred	—
Accretion expense	34
Disposals	—
Balance at December 31, 2016	9,069
Additions	36
Costs incurred	(147)
Accretion expense	221
Disposals	(248)
Balance at December 31, 2017	$8,931
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
NOTE 15.    INCOME TAXES
The U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act is comprehensive tax reform legislation that contains significant changes to corporate taxation. Provisions on the enacted law include a permanent reduction of the corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, a limitation on net operating losses to 80% of taxable income each year, a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries), and other related provisions to maintain the U.S. tax base.
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflect the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Due to the changes to U.S. tax laws as a result of the 2017 Tax Act, we recorded a provisional amount related to the following:

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reduction of the U.S. Corporate Income Tax Rate- We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to reverse. Accordingly, our deferred tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a provisional $82.4 million income tax expense recorded. However, this change also resulted in a corresponding provisional $82.4 million income tax benefit with respect to the existing valuation allowance recorded against our net deferred tax assets as of December 31, 2017. Both offsetting provisional amounts were recorded during the fourth quarter of 2017.
As we do not have all the necessary information to analyze all effects of the 2017 Tax Act, we believe the provisional amounts recorded during the fourth quarter of 2017 represent a reasonable estimate of the accounting implications of this U.S. tax reform. Our ultimate determination of the tax impacts may differ from the provisional amounts recorded during the fourth quarter of 2017 due to regulatory guidance expected to be issued in the future, any tax law technical corrections, and possible changes in the our interpretations, assumptions, and actions taken as a result of tax legislation clarification. In addition, we are still analyzing certain aspects of the 2017 Tax Act and refining our calculations, which could potentially affect the measurement of these provisional balances. We will continue to evaluate the 2017 Tax Act, and any adjustment to these provisional amounts will be reported in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.
The components of our income tax expense are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Current income tax (expense) benefit	$1,667	$—	$(2,042)	$3,522
Deferred income tax (expense) benefit	35	—	(787)	189,327
Total income tax (expense) benefit	$1,702	$—	$(2,829)	$192,849

We made federal income tax payments of zero for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, respectively. In addition, we received federal income tax refunds of zero, $0.4 million, $6.9 million and $11.9 million during the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (expense) benefit differs from amounts computed by applying the statutory federal rate as follows:

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Income tax benefit computed at Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	—%	—%	(9.1)%	1.6%
Meals and entertainment	(0.4)%	—%	(0.3)%	(0.1)%
Foreign rate difference	0.4%	—%	(0.3)%	(1.3)%
Non-deductible goodwill and asset impairments	—%	—%	(4.0)%	(4.8)%
Non-deductible bankruptcy costs	—%	—%	(15.7)%	—%
Non-taxable cancellation of debt income	—%	—%	154.6%	—%
Penalties and other non-deductible expenses	—%	—%	(2.3)%	—%
Sale of Mexico	—%	—%	16.5%	—%
Change in valuation allowance	(33.8)%	(35.0)%	(171.1)%	(12.9)%
Equity compensation	(1.0)%	—%	—%	—%
US tax reform - impact to deferred tax assets and liabilities	(67.4)%	—%	—%	—%
US tax reform - change in valuation allowance	67.4%	—%	—%	—%
Other	1.2%	—%	(5.5)%	(0.1)%
Effective income tax rate	1.4%	—%	(2.2)%	17.4%
     As of December 31, 2017 and 2016, our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and tax credit carryforwards	$103,251	$99,636
Capital loss carryforwards	16,375	49,901
Foreign tax credit carryforward	17,095	18,587
Self-insurance reserves	8,734	12,576
Accrued liabilities	9,479	16,542
Share-based compensation	513	—
Intangible assets	52,146	93,453
Other	1,036	2,946
Total deferred tax assets	208,629	293,641
Valuation allowance for deferred tax assets	(175,577)	(227,402)
Net deferred tax assets	33,052	66,239
Deferred tax liabilities:
Property and equipment	(33,052)	(64,609)
Other	—	(1,665)
Total deferred tax liabilities	(33,052)	(66,274)
Net deferred tax asset (liability), net of valuation allowance	$—	$(35)

The December 31, 2017 net deferred tax asset is comprised of $208.6 million deferred tax assets before valuation allowance, and $33.1 million deferred tax liabilities. The valuation allowance against the net deferred tax asset decreased by approximately $51.8 million from December 31, 2016 to December 31, 2017. The decrease was primarily due to the reduction of the U.S. corporate income tax rate from enactment of the 2017 Tax Act.

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
In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. Due to the history of losses in recent years and the continued challenges in the oil and gas industry, management continues to believe that it is more likely than not that we will not be able to realize our net deferred tax assets, and therefore a valuation allowance remains on the net deferred tax asset balance.
We estimate that as of December 31, 2017, 2016 and 2015, we have available $373.1 million, $252.8 million (after attribute reduction) and $243.8 million, respectively, of federal net operating loss carryforwards. However, Internal Revenue Code Sections 382 and 383 impose limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change.” The Company experienced an ownership change on December 15, 2016, as the emergence of the Company and certain of its domestic subsidiaries from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. As a result, approximately $2.4 million of our net operating losses as of December 31, 2017 are subject to Section 382 limitation and expire in 2019 to 2020. If a subsequent ownership change were to occur as a result of future transactions in the Company’s stock, the Company’s use of remaining U.S. tax attributes may be further limited.
We estimate that as of December 31, 2017, 2016 and 2015, we have available $485.6 million, $378.8 million and $258.9 million, respectively, of state net operating loss carryforwards that will expire between 2018 and 2037. We estimate that we have remaining capital loss carryforward of $78.0 million, as $61.2 million expired during 2017. Our remaining capital loss carryforwards will expire in 2021.
We did not provide for U.S. income taxes or withholding taxes on unremitted earnings of our subsidiary in Canada, as these earnings are considered permanently reinvested because the cash flow generated by this business is needed to fund additional equipment and working capital requirements in this jurisdiction. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries, because as of December 31, 2017, the Company’s non-Canadian foreign subsidiaries had an accumulated deficit in earnings. The Company does not intend to repatriate the earnings of its foreign subsidiaries.
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
Uncertainty in Income Taxes
As of December 31, 2017, December 31, 2016, December 16, 2016, and December 31, 2015 we had $0.1 million, $0.4 million, $0.4 million and $0.6 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We recognized a net tax benefit $0.3 million in 2017, zero for the period ended December 31, 2016, $0.2 million for the period ended December 15, 2016, and $0.9 million in 2015 for statutes of limitations expiration. We expect our remaining reserve

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for uncertain tax positions to reverse within the next twelve months. A reconciliation of the gross change in the unrecognized tax benefits is as follows (in thousands):

Predecessor:
Balance at January 1, 2015	$1,449
Additions based on tax positions related to the current year	—
Reductions as a result of a lapse of the applicable statute of limitations	(883)
Settlements	—
Balance at December 31, 2015	566
Additions based on tax positions related to the current period	—
Reductions as a result of a lapse of the applicable statute of limitations	(206)
Settlements	—
Balance at December 15, 2016	$360

Successor:
Balance at December 15, 2016	$360
Additions based on tax positions related to the current period	—
Reductions as a result of a lapse of the applicable statute of limitations	—
Settlements	—
Balance at December 31, 2016	$360
Additions based on tax positions related to the current period	—
Reductions as a result of a lapse of the applicable statute of limitations	(252)
Settlements	—
Balance at December 31, 2017	$108
NOTE 16.    LONG-TERM DEBT
The components of our long-term debt are as follows (in thousands):

	December 31,
	2017	2016
Term Loan Facility due 2021	$247,500	$250,000
Debt issuance costs and unamortized premium (discount) on debt, net	(1,897)	(2,023)
Total	245,603	247,977
Less current portion	(2,500)	(2,500)
Long-term debt	$243,103	$245,477
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
As of December 31, 2017, we had no borrowings outstanding under the ABL Facility and $35.6 million of letters of credit outstanding with borrowing capacity of $24.7 million available subject to covenant constraints under our ABL Facility.
Term Loan Facility
On December 15, 2016, the Company entered into the Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders. The Term Loan Facility had an outstanding principal amount of $250 million.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the year ended December 31, 2017 was as follows:

Year Ended December 31, 2017
Term Loan Facility	11.45%

Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2017 (in thousands):

Principal Amount of Long-Term Debt
2018	$2,500
2019	2,500
2020	2,500
2021	240,000
Total long-term debt	$247,500

Interest expense for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 consisted of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Cash payments	$30,397	$1,312	$69,134	$68,105
Commitment and agency fees paid	924	35	772	1,097
Amortization of discount and premium on debt	—	—	1,086	547
Amortization of deferred financing costs	476	17	3,328	3,277
Write-off of deferred financing costs	—	—	—	821
Net interest expense	$31,797	$1,364	$74,320	$73,847

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
A summary of deferred financing costs including capitalized costs, write-offs and amortization are presented in the table below (in thousands):

Predecessor
Balance at December 31, 2015	$18,098
Capitalized costs	—
Amortization	(3,328)
Write-off	(14,770)
Balance at December 15, 2016	—

Successor
Balance at December 15, 2016	2,040
Capitalized costs	—
Amortization	(17)
Write-off	—
Balance at December 31, 2016	$2,023
Capitalized costs	350
Amortization	(476)
Balance at December 31, 2017	$1,897

The Predecessor balance of $14.8 million was eliminated in accordance with ASC 852, recorded as a reorganization item on the consolidated statement of operations. See “Note 5. Reorganization Items” for more details.
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2024, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2018.
As of December 31, 2017, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2018	$4,478
2019	3,380
2020	1,753
2021	1,503
2022	1,459
Thereafter	2,012
Total	$14,585
We are also party to a significant number of month-to-month leases that can be canceled at any time. Operating lease expense was $6.4 million, less than $0.1 million, $11.4 million, and $16.9 million for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2017, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $4.7 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2016 were $5.4 million.
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
On or about January 10, 2017, Key entered into a settlement with the Santa Barbara County District Attorney. Key agreed to plead no contest to one felony count (Count 2), a violation of California Labor Code 6425(a). The Santa Barbara County District Attorney also agreed to recommend total restitution, fines, fees, and surcharges not to exceed $450,000. The court dismissed the remaining charges (Counts 1 and 3) against Key. The parties agreed to postpone sentencing in the matter until January 31, 2018.  The parties agreed that if Key pays all of the total restitution, fines, fees, and surcharges by January 31, 2018, the Santa Barbara County District Attorney will not object to Key withdrawing its plea to a felony count on Count 2 and entering a plea to a misdemeanor. On January 31, 2018, the sentence was entered as a misdemeanor and the matter was concluded.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2017 and 2016, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maxim per vehicular liability claim and $2 million per general liability claim. As of December 31, 2017 and 2016, we have recorded $52.2 million and $58.7 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $15.1 million and $16.3 million of insurance receivables as of December 31, 2017 and 2016, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2017 and 2016, we have recorded $2.0 million and $3.4 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2017	2016
Foreign currency translation income	$—	$239
Accumulated other comprehensive income	$—	$239
The local currency was the functional currency for our former operations in Russia, which was sold in the third quarter of 2017. As of December 31, 2017 and December 31, 2016, one U.S. dollar was equal to 57.61 and 61.23 Russian rubles, respectively. The cumulative translation gains and losses resulting from translating financial statements from the functional currency to U.S. dollars are included in other comprehensive loss and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the entity.
NOTE 19.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. In the third quarter of 2015, management suspended the 401(k) matching program as part of our cost cutting efforts. Prior to this, we matched 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $10,800, $10,600 and $10,600 for the years ended December 31, 2017, 2016 and 2015, respectively. Our matching contributions were zero, zero, zero and $5.5 million for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, respectively. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.
NOTE 20.    STOCKHOLDERS’ EQUITY
Preferred Stock
As of December 31, 2017, we had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2017, the sole share of the Successor Company’s Series A Preferred Stock, which confers certain rights to elect directors (but has no economic rights), was held by Soter.
Common Stock
As of December 31, 2017 and December 31, 2016, we had 100,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 20,217,641 and 20,096,462 shares were issued and outstanding, respectively. During 2017, 2016 and 2015, no dividends were declared or paid and we currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 56,328 shares, zero shares, 1,614,047 shares and 239,636 shares for an aggregate cost of $0.7 million, zero, $0.2 million and $0.4 million during the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.    SHARE-BASED COMPENSATION
Equity and Cash Incentive Plan
On the Effective Date, pursuant to the Plan, the Company adopted a new management incentive plan titled the Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan. The 2016 Incentive Plan authorizes the grant of compensation described in the following sentence comprised of stock or economic rights tied to the value of stock collectively representing up to 11% of the fully diluted shares of Common Stock as of the Effective Date (without regard to shares reserved for issuance pursuant to the Warrants) (as increased by the Board from the initial pool of 7% of fully diluted shares on the Effective Date, as permitted under the terms of the 2016 Incentive Plan). The 2016 Incentive Plan provides for awards of restricted stock, restricted stock units, options, stock appreciation rights and cash-based awards, for distribution to officers, directors and employees of the Company and its subsidiaries as determined by the New Board. As of the Effective Date, the New Board or an authorized committee thereof is authorized, without further approval of Key equity holders, to execute and deliver all agreements, documents, instruments and certificates relating to the 2016 Incentive Plan and to perform their obligations thereunder in accordance with, and subject to, the terms of the 2016 Incentive Plan. As of December 31, 2017, there were 1.0 million shares available for grant under the 2016 ECIP.
Stock Option Awards
Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock.
The following tables summarize the stock option activity for the year ended December 31, 2017 (shares in thousands):

	Year Ended December 31, 2017
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	648	$33.67	$10.53
Granted	53	$40.63	$12.14
Exercised	—	$—	$—
Canceled or expired	(537)	$34.19	$10.65
Outstanding at end of period	164	$34.24	$10.66
Exercisable at end of period	159	$34.25	$10.66

Cancellations for the year ended December 31, 2017 include 0.5 million options that were forfeited by employees in exchange for a new grant of time based and performance based RSUs which have different vesting terms than the forfeited options. The weighted average grant date fair market of stock options granted during the year ended December 31, 2017, period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015 was $12.14, $10.53, zero and zero, respectively. The total fair value of stock options vested during the year ended December 31, 2017, period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015 was $1.7 million, zero, zero and zero, respectively. For the year ended December 31, 2017, period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015, we recognized $1.8 million, $0.1 million, zero and zero in pre-tax expense related to stock options, respectively. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2017 is 9.0 years.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Awards
Our common stock awards include restricted stock awards and restricted stock units. The weighted average grant date fair market value of all common stock awards granted during the year ended December 31, 2017 and for the period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015 was $12.37, $31.99, $0.26 and $1.89 respectively. The total fair market value of all common stock awards vested during the year ended December 31, 2017, for the period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015 was $6.2 million, zero, 14.5 million and 13.2 million, respectively.
The following tables summarize information for the year ended December 31, 2017 about our unvested common stock awards that we have outstanding (shares in thousands):

	Year Ended December 31, 2017
	Outstanding	Weighted Average Issuance Price
Shares at beginning of period	667	$31.99
Granted	1,161	$12.37
Vested	(197)	$31.44
Canceled	(519)	$31.36
Shares at end of period	1,112	$11.90
Cancellations for the year ended December 31, 2017 include 0.5 million RSUs that were forfeited by employees in exchange for a new grant of time based and performance based RSUs which have different vesting terms than the forfeited RSUs. The grant-date fair value of our time-based restricted stock units and restricted stock awards is determined using our stock price on the grant date. The grant-date fair value of our performance-based restricted stock units is determined using our stock price on the grant date assuming a 1.0x payout target, however, a maximum 2.0x payout could be achieved if certain EBITDA-based performance measures are met. We recognize compensation expense ratably over the graded vesting period of the grant, net of forfeitures. For the year ended December 31, 2017, period from December 16, 2016 through December 31, 2016, period from January 1, 2016 through December 15, 2016 and year ended December 31, 2015 we recognized $5.3 million, $0.4 million, $5.7 million and $10.2 million, respectively, of pre-tax expense from continuing operations associated with common stock awards. For the unvested common stock awards outstanding as of December 31, 2017, we anticipate that we will recognize $13.3 million of pre-tax expense over the next 2.0 years.
Phantom Share Plan
In December 2017, we implemented a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a three-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of forfeitures, with an offsetting liability recorded on our consolidated balance sheets.
NOTE 22.    TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
The Company has purchased equipment and services from a few affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.    SUPPLEMENTAL CASH FLOW INFORMATION
Presented below is a schedule of noncash investing and financing activities and supplemental cash flow entries (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31, 2015
Supplemental cash flow information:
Cash paid for reorganization items	$—	$—	$6,955	$—
Cash paid for interest	30,397	1,312	69,134	68,048
Cash paid for taxes	—	—	57	1,077
Tax refunds	—	—	1,834	6,972
Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.
NOTE 24.    SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. Our International segment includes our former operations in Mexico, Canada, Colombia, Ecuador, Russia, Bahrain and Oman. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above.
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
Fishing and Rental Services
We offer a full line of services and rental equipment designed for use in providing drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units. Our rental inventory also included frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also had provided well testing services. Our frac stack equipment well testing services were sold in the second quarter of 2017.
Demand for our Fishing and Rental Services is closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.
International
Our International segment includes our former operations in Mexico, Canada, Colombia, Ecuador, Russia, Bahrain and Oman. In April 2015, we announced our decision to exit markets in which we participate outside of North America. To this end, during the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in these international markets consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Summary
The following table presents our segment information as of and for the year ended December 31, 2017, the period from December 16, 2016 through December 31, 2016, the period from January 1, 2016 through December 15, 2016 and the year ended December 31, 2015 (in thousands):
Successor company as of and for the year ended December 31, 2017

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$248,830	$80,726	$41,866	$59,172	$5,571	$—	$—	$436,165
Depreciation and amortization	31,493	21,917	5,187	23,454	791	1,700	—	84,542
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	220,957	78,341	35,048	28,212	9,586	75,472	—	447,616
Operating income (loss)	(3,620)	(19,532)	1,631	7,506	(4,993)	(77,172)	—	(96,180)
Reorganization items, net	—	—	—	—	—	1,501	—	1,501
Interest expense, net of amounts capitalized	—	—	—	—	—	31,797	—	31,797
Income (loss) before taxes	(3,449)	(19,537)	1,643	7,748	(298)	(108,398)	—	(122,291)
Long-lived assets(1)	160,170	74,591	19,064	63,340	7	122,965	(97,819)	342,318
Total assets	287,856	(985)	41,523	360,581	9,473	513,393	(682,720)	529,121
Capital expenditures	8,375	3,288	886	741	475	2,314	—	16,079

Successor company as of December 31, 2016 and for the period from December 16, 2016 through December 31, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$8,549	$3,208	$1,392	$3,389	$1,292	$—	$—	$17,830
Depreciation and amortization	1,129	987	202	1,158	16	82	—	3,574
Other operating expenses	9,352	3,359	1,446	2,496	1,209	5,242	—	23,104
Operating income (loss)	(1,932)	(1,138)	(256)	(265)	67	(5,324)	—	(8,848)
Interest expense, net of amounts capitalized	—	—	—	—	—	1,364	—	1,364
Income (loss) before taxes	(1,932)	(1,138)	(256)	(265)	49	(6,702)	—	(10,244)
Long-lived assets(1)	172,871	94,887	24,741	95,544	1,236	142,580	(108,448)	423,411
Total assets	1,348,587	226,503	106,609	462,163	62,971	(1,276,652)	(272,200)	657,981
Capital expenditures	331	29	—	10	—	5	—	375

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor company as of December 15, 2016 and for the period from January 1, 2016 through December 15, 2016

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$222,877	$76,008	$30,569	$55,790	$14,179	$—	$—	$399,423
Intersegment revenues	922	934	73	4,958	284	—	(7,171)	—
Depreciation and amortization	56,241	22,583	10,730	26,547	6,497	8,698	—	131,296
Impairment expense	—	—	—	—	44,646	—	—	44,646
Other operating expenses	206,094	91,361	39,161	55,651	22,262	111,553	—	526,082
Operating loss	(39,458)	(37,936)	(19,322)	(26,408)	(59,226)	(120,251)	—	(302,601)
Reorganization items, net	262,455	9,374	(52,094)	76,918	377	(542,601)	—	(245,571)
Interest expense, net of amounts capitalized	—	—	—	—	—	74,320	—	74,320
Income (loss) before taxes	(301,647)	(48,014)	32,891	(103,474)	(59,773)	351,110	—	(128,907)
Long-lived assets(1)	173,762	95,848	24,944	96,692	1,252	142,704	(108,449)	426,753
Total assets	1,350,566	227,749	106,760	462,759	62,520	(1,274,533)	(272,199)	663,622
Capital expenditures	1,477	2,950	110	3,005	711	228	—	8,481

Predecessor company as of and for the year ended December 31, 2015

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$377,131	$153,153	$89,823	$121,883	$50,336	$—	$—	$792,326
Intersegment revenues	813	1,393	4	5,988	4,256	1,264	(13,718)	—
Depreciation and amortization	59,515	28,138	21,593	34,662	23,872	12,491	—	180,271
Impairment expense	297,719	24,479	133,795	180,974	85,129	—	—	722,096
Other operating expenses	327,836	144,020	89,603	103,659	123,871	128,279	—	917,268
Operating loss	(307,939)	(43,484)	(155,168)	(197,412)	(182,536)	(140,770)	—	(1,027,309)
Interest expense, net of amounts capitalized	—	—	—	—	57	73,790	—	73,847
Loss before taxes	(307,899)	(43,402)	(155,154)	(197,325)	(185,306)	(221,464)	—	(1,110,550)
Long-lived assets(1)	492,906	133,553	54,156	129,204	48,538	186,211	(137,196)	907,372
Total assets	1,325,591	267,466	138,177	468,214	185,342	(643,226)	(413,766)	1,327,798
Capital expenditures	14,356	6,509	4,621	8,581	2,881	3,860	—	40,808

(1)	Long-lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents our summarized, unaudited quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	Successor
	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2017:
Revenues	$101,452	$107,780	$110,653	$116,280
Direct operating expenses	87,306	63,560	87,115	94,351
Net loss	(46,859)	(13,183)	(38,220)	(22,327)
Loss per share(1):
Basic and diluted	(2.33)	(0.66)	(1.90)	(1.11)

	Predecessor				Successor
	Quarter Ended			Period from October 1, 2016 through December 15	Period from December 16, 2016 through December 31
	March 31	June 30	September 30
Year Ended December 31, 2016:
Revenues	$111,088	$95,012	$102,406	$90,917	$17,830
Direct operating expenses	90,598	89,419	96,071	86,737	16,603
Net income (loss)	(81,614)	(92,802)	(130,752)	173,432	(10,244)
Income (loss) per share(1):
Basic and Diluted	(0.51)	(0.58)	(0.81)	1.08	(0.51)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in thousands)

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Below is the name, age, number of votes and certain other information of each member of our Board, including information regarding the positions each director holds, his or her principal occupation and business experience for the past five years and the names of other publicly held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors exhibit high standards of integrity, honesty and ethical values.
Jacob Kotzubei, age 49, Mr. Kotzubei joined Platinum Equity in 2002 and is a Partner at the firm and a member of the firm’s Investment Committee. Mr. Kotzubei serves as an officer and/or director of a number of Platinum’s portfolio companies. Prior to joining Platinum in 2002, Mr. Kotzubei worked for 4 1/2 years for Goldman Sachs’ Investment Banking Division in New York City. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review. Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets and transactional matters has led the Board to conclude that he has the varied expertise necessary to serve as a director of the Company. Mr. Kotzubei is a Soter Director and holds two votes on matters presented to the Board. Mr. Kotzubei is also currently a director of Ryerson Holdings Corporation ("Ryerson"), a metal supplier and fabricating company and Kemet Corporation, a global manufacturer of passive electronic components. Mr. Kotzubei served as a director of CanWel Building Materials Group until April 11, 2016.
Philip E. Norment, age 58, Mr. Norment is a partner at Platinum Equity and a member of Platinum Equity’s Investment Committee and is a senior advisor on specific operational initiatives throughout the portfolio. He is also the senior operations executive responsible for evaluating acquisition opportunities and integrating new acquisitions into the portfolio. Prior to joining Platinum Equity in 1997, Mr. Norment served in a variety of management positions at Pilot Software, Inc. Over the course of 12 years he worked in the areas of global support, operations, consultative services and sales support, achieving the position of Chief Operating Officer. Mr. Norment earned a Bachelor’s degree in Economics and an MBA from the University of Massachusetts, Amherst. Mr. Norment’s experience in executive management oversight, private equity and transactional matters has led the Board to conclude that he has the varied expertise necessary to serve as a director of the Company. Mr. Norment is a Soter Director and holds two votes on matters presented to the Board. Mr. Norment is also a director of Ryerson.
Mary Ann Sigler, age 63, Ms. Sigler is the Chief Financial Officer of Platinum Equity. Ms. Sigler joined Platinum Equity in 2004 and is responsible for overall accounting, tax, and financial reporting as well as managing strategic planning projects for the firm. Prior to joining Platinum Equity, Ms. Sigler was with Ernst & Young LLP for 25 years where she was a partner. Ms. Sigler is a member of the board of Ryserson where she has served since January of 2010. Ms. Sigler also served as an acting Vice President of Ryerson from July 2007 through August 2014. Ms. Sigler has a B.A. in Accounting from California State University Fullerton and a Masters in Business Taxation from the University of Southern California. Ms. Sigler is a Certified Public Accountant in California, as well as a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Ms. Sigler’s experience in accounting and strategic planning matters has led the Board to conclude that she has the requisite qualifications to serve as a director of the Company and facilitate its continued growth. Ms. Sigler is a Soter Director and holds one vote on matters presented to the Board.
Bryan Kelln, age 52, Mr. Kelln is a Partner at Platinum Equity and the President of Portfolio Operations, a group responsible for overseeing business strategy and operations at Platinum Equity's portfolio companies. Mr. Kelln joined Platinum in 2008. He works closely with the firm's Operations Team and portfolio company executive management to drive strategic initiatives and to deploy operational resources. Prior to joining Platinum Equity, Mr. Kelln held senior operations roles at a number of companies including Nortek, Inc., Jacuzzi, Inc., RockShox, Inc. and General Cable Corporation. During a portion of this time, Mr. Kelln was an Operating Executive with The Jordan Company, a private investment firm, where he was involved in acquisitions, divestitures and operations for the firm and served as a board member of various portfolio companies. Mr. Kelln also previously served as a Partner in the Supply Chain Management Practice of Mercer Management Consulting. Mr. Kelln received his bachelor’s degree, summa cum laude, from Washington State University and a Masters of Business Administration from The Ohio State University, Fisher College of Business. Mr. Kelln’s experience as a seasoned executive with a strong track record of conceiving and executing successful strategic and operational transformation programs across a broad range of different industries and his unique combination of financial, management and transactional expertise has led the Board to conclude that he has the requisite qualifications to serve as a director of the Company. Mr. Kelln is a Soter Director and holds two votes on matters presented to the Board.
Robert Drummond, age 57, Mr. Drummond is Key’s President and Chief Executive Officer. He joined the Company in June 2015 as President and Chief Operating Officer and has been a member of the Board of Directors since November 2015. Prior to joining the Company, Mr. Drummond served for 31 years at Schlumberger Limited, where he held various executive positions including President North America, Vice President of General Manager US Land, Vice President of Global Sales, Vice President General Manager US Gulf of Mexico, and President North American Offshore and Alaska. Mr. Drummond has been a Supervisory Director at Frank's International N.V. since May 19, 2017. He currently sits on the board of directors of the Petroleum Equipment Suppliers Association and resigned in January 2017 as a member of the board of directors of the National Ocean Industries Association. Previously, he served on the board of directors of Houston Offshore Energy Center, Greater Houston Partnership, and as Advisory Board Member of the University of Houston Global Energy Management Institute. Mr. Drummond received a Bachelor’s degree in Mineral/Petroleum Engineering from the University of Alabama in 1983 and sits on their College of Engineering Leadership Board. Mr. Drummond’s successful operational and industry experience has led the Board to conclude that he has the varied expertise necessary to serve as a director of the Company. Mr. Drummond is a Soter Director and holds one vote on matters presented to the Board.
Sherman K. Edmiston III, age 55, Mr. Edmiston is a senior restructuring executive and has over 20 years of experience working with companies in transition. Mr. Edmiston was a Partner and Managing Director at Zolfo Cooper LLC from November 2009 until December 2015. Mr. Edmiston served as Chief Restructuring Officer of Xinergy, Ltd, a Central Appalachian producer of thermal and metallurgical coal, and previously served as Chairman of the Finance and Transaction committee of JL French Automotive Castings, Inc. Mr. Edmiston currently serves on the board of directors of Arch Coal, Inc. Mr. Edmiston received his B.S. in mechanical Engineering from Arizona State University and his MBA from the University of Michigan. Mr. Edmiston’s experience as a director of other public companies, including those undergoing significant transitions and his qualification as an “audit committee financial expert”, led the Board to conclude that he has the expertise necessary to serve as a director of the Company. Mr. Edmiston is an Other Director and holds one vote on matters presented to the Board.
Scott D. Vogel, age 42, Mr. Vogel is the Managing Member at Vogel Partners LLC, a private investment firm, after serving as Managing Director at Davidson Kempner Capital Management investing in distressed debt securities.  Previously, Vogel worked at MFP Investors, investing in special situations and turnaround opportunities for the private investment firm of Michael F. Price, and at Chase Securities in its investment banking group.  Vogel has served on numerous boards during his career and is currently a member of the board of Arch Coal, Avaya, Bonanza Creek Energy, and several private companies.  Mr. Vogel is a member of the Olin Alumni Board of Washington University and a member of the Advisory Board of Grameen America.  Mr. Vogel received his M.B.A. from The Wharton School at the University of Pennsylvania and his B.S.B.A. from Washington University.  Mr. Vogel contributes to the mix of experience and qualifications the Board seeks to maintain primarily through his executive management oversight, finance and capital markets, human resources and compensation, and strategic planning experiences.  Mr. Vogel is an Other Director and holds one vote on matters presented to the Board.
Steven H. Pruett, age 56, Mr. Pruett is the President and Chief Executive Officer of Elevation Resources LLC, a Permian Basin focused exploration and production company which he co-founded in 2013. Mr. Pruett was previously senior vice president of corporate development of Concho Resources between 2012 and 2013. He co-founded and served as president and CFO of Legacy Reserves LP, a public MLP, from 2005 to 2012. Mr. Pruett has over 30 years of oil and gas operating, financial and management experience, most of which has been in the Permian Basin. Prior to forming Legacy Reserves, Mr. Pruett was a venture partner with Quantum Energy Partners and was President of Petroleum Place and P2 Energy Solutions. He previously served as president and CEO of First Permian, founded and was president and CEO of First Reserve Oil & Gas Co, and served as a Vice President for First Reserve Corporation originating upstream equity investments. Mr. Pruett began his career as a petroleum engineer for ARCO Oil & Gas and worked in planning and business development for Amoco Production Company. Mr. Pruett received his B.S. in Petroleum Engineering from the University of Texas and graduated with an MBA from the Harvard Business School. Mr. Pruett’s successful operating, financial, management and industry experience and his qualification as an "audit committee financial expert", has led the Board to conclude he has the expertise necessary to serve as a director of the Company. Mr. Pruett is an independent director appointed by the Other Parties and holds one vote on matters presented to the Board.

C. Christopher Gaut, age 61, Mr. Gaut is the Chairman of Forum Energy Technologies ("Forum"), a position he has held since May 2017. He has also served as a director of Forum since December 2006, as Chairman and Chief Executive Officer from August 2010 through May 2017 and as the President from August 2010 through May 18, 2016. In addition, he is an industry adviser to SCF Partners and he served as Managing Director of SCF Partners from October 2009 until August 2010.Mr. Gaut served as the President of Drilling & Evaluation Division of Halliburton Company ("Halliburton") from January 2008 to April 8, 2009 and as an Executive Vice President and CFO of Halliburton from March 2003 to December 31, 2007. Prior to joining Halliburton in 2003, he served as Member of Office of the President and Chief Operating Officer at Ensco plc from January, 2002 to February 2003. Mr. Gaut also served as Senior Vice President and Chief Financial Officer of Ensco plc from December 1987 to February 2003. Prior to joining Ensco plc, he was a Partner in Pacific Asset Capital. He began his career with Amoco Corporation in 1980 and served in various financial management positions. He has also served as a non-executive director of Ensco plc since May 2008, and as a non-executive director of EOG Resources since October 2017. Mr. Gaut received his Bachelor of Arts degree in Engineering from Dartmouth College and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. Mr. Gaut’s financial and operations management expertise and industry experience and his qualification as an "audit committee financial expert", has led the Board to conclude that he has the skills necessary to serve as a director of the Company. Mr. Gaut is an independent director appointed by mutual agreement of Soter and the Other Parties and holds one vote on matters presented to the Board.
H.H. “Tripp” Wommack, III, age 62, Mr. Wommack is currently the Chairman, President and Chief Executive Officer of Anchor Energy Resources, LLC, an oil and gas company that focuses on acquisition and exploration efforts in the Permian Basin of West Texas and Southeast New Mexico. Mr. Wommack has served in this position since July 2016. In addition, Mr. Wommack serves as the Chairman of Cibolo Creek Partners, LLC, which specializes in commercial real estate investments, a position he has held since January 1993. Mr. Wommack also serves as Chairman, CEO, and President of Warrior Technologies, LLC, which is involved in tank bottom cleaning in the Permian Basin of West Texas and Southeastern New Mexico, and as Chairman and Chief Executive Officer of Pyote Well Service, a company which serves as managing member and operator for a number of salt water disposal wells in the Permian Basin in west Texas and southeastern New Mexico and in the Eagleford area of south Texas. Mr. Wommack previously served as Chairman, President and Chief Executive Officer of Southwest Royalties, Inc. from August 1983 to August 2004 and Saber Resources from July 2004 until August 2008. Mr. Wommack also served as a member of the board and President of Pyote Water Solutions from 2010 until 2017. Additionally, Mr. Wommack served on the board of directors of C&J Energy Services, Inc. from March 2015 through December 2016. Additionally, Mr. Wommack was the founder, Chairman and Chief Executive Officer of Basic Energy Services (formerly Sierra Well Services, Inc.), and following its initial public offering, Mr. Wommack continued to serve on the board of directors of Basic Energy Services through June 2009. Mr. Wommack graduated with a B.A. from the University of North Carolina, Chapel Hill, and earned a J.D. from the University of Texas. Mr. Wommack was selected as a director because of his extensive executive-level management experience and proven leadership and business capabilities in the oil and gas industry and his qualification as an "audit committee financial expert". Additionally, Mr. Wommack’s knowledge and experience from serving as chairman and chief executive officer of a company that went through an initial public offering adds a unique and valuable perspective to the Company as a public company. Mr. Wommack is an independent director appointed by Soter and holds one vote on matters presented to the Board.

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

Director Independence

As stated above, because the Company currently qualifies as a “Controlled Company” under the NYSE Rule 303A we are permitted, and have elected, to opt out of the NYSE rules that would otherwise require our Board to be comprised of a majority of independent directors and require our compensation committee and NGC to be comprised entirely of independent directors. However, all members of our audit committee meet the independence requirements set forth in the rules of the NYSE and SEC and all members of our subcommittee of the compensation committee meet the independence requirements set forth in the rules of the NYSE and SEC. Under applicable rules of the NYSE, a director will only qualify as “independent” if our Board affirmatively determines that he or she has no direct or indirect material relationship with Key.

The Board has determined that, except for Mr. Drummond, who serves as our President and Chief Executive Officer (“CEO”), and Messrs. Norment, Kotzubei and Kelln and Ms. Sigler, each of our current directors is independent within the meaning of the foregoing rules, including Messrs. Edmiston, Vogel, Gaut, Pruett and Wommack. The Board also considered Mr. Gaut’s position as a former executive officer of Forum, one of our equipment suppliers, and determined that the relationship between Forum and Key does not affect Mr. Gaut’s independence. For additional information regarding the relationships of Mr. Gaut, see the discussion below under the heading “Certain Relationships and Related Party Transactions.”

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

Director Nomination Process

Pursuant to the Plan and our certificate of incorporation and bylaws, during the Initial Board Term, directors were appointed by Soter and the Other Parties, as described in “Board of Directors” above.
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

Board Meetings and Attendance

During 2017, the Board held seventeen (17) meetings. Non-management directors meet regularly in executive session. Additionally, management frequently discusses matters with the directors on an informal basis. Each director attended, either in person or by telephone conference, at least 92% of the Board and committee meetings held while serving as a director or committee member in 2017. The Company expects the directors to attend annual meetings of stockholders. Pursuant to the Company’s certificate of incorporation and bylaws, as amended, adopted on the Effective Date, the current Board will serve for the Initial Board Term, which commenced on the Effective Date and will conclude upon the election of directors at the 2019 annual stockholders meeting.
Board Committees

The Board has established three standing committees: the audit committee, the compensation committee, and the NGC. Current copies of the charters of each of these committees are posted in the “Corporate Governance” section of our website, www.keyenergy.com. The compensation committee also has a subcommittee for purposes of Section 16 of the Exchange Act and to approve and grant awards in order for such awards to qualify as performance-based compensation under Section 162(m) of the United States Internal Revenue Code. The subcommittee consists of two directors who both qualify as independent for NYSE purposes. The subcommittee of the compensation committee does not have a charter.

    Audit Committee

The current members of our audit committee are Messrs. Edmiston, Gaut, Pruett and Wommack. Mr. Wommack is the chair of the audit committee. The Board has determined that all of the members of the audit committee are independent under the NYSE rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. All members of the audit committee meet the financial literacy standard required by the NYSE rules and each qualify as having accounting or related financial management expertise under the NYSE rules. In addition, as required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring that each public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

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

During 2017, the audit committee held six (6) meetings. In addition, members of the audit committee speak regularly with our independent registered public accounting firm and separately with the members of management to discuss any matters that the audit committee or these individuals believe should be discussed, including any significant issues or disagreements concerning our accounting practices or financial statements. For further information, see “Report of the Audit Committee” below.

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

Compensation Committee

Our compensation committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of chief executive officer and other executive officers, evaluating the performance of those officers in light of those goals and objectives and setting compensation of those officers based on such evaluations. During 2017, the compensation committee met seven (7) times. Because the Company currently qualifies as a “Controlled Company” under the NYSE Rule 303A, we are permitted, and have elected, to opt out of the NYSE rules that would otherwise require our compensation committee to be comprised entirely of independent directors. The compensation committee consists of Messrs. Kelln (chair), Kotzubei, Norment, Vogel and Wommack. The compensation committee also has a subcommittee for purposes of Section 16 of the Exchange Act and to approve and grant awards in order for such awards to qualify as performance-based compensation under Section 162(m) of the United States Internal Revenue Code. The subcommittee consists of Messrs. Vogel and Wommack who both qualify as independent for NYSE purposes. No compensation committee member participates in any of our employee compensation programs other than the Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan.

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

    Nominating and Governance Committee

As stated above, because the Company currently qualifies as a “Controlled Company” under the NYSE Rule 303A, we are permitted, and have elected, to opt out of the NYSE rules that would otherwise require the NGC to be comprised entirely of independent directors. The NGC consists of Ms. Sigler (chair), and Messrs. Drummond, Kelln, Kotzubei and Vogel. During 2017, the NGC met four (4) times. Our Board has adopted a written charter for the NGC, pursuant to which the NGC has, among others, the following duties and responsibilities:

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

J. Marshall Dodson, age 46, Senior Vice President, Chief Financial Officer and Treasurer. Mr. Dodson was appointed Senior Vice President and Chief Financial Officer on March 25, 2013. Mr. Dodson joined Key as Vice President and Chief Accounting Officer on August 22, 2005 and served in that capacity until being appointed Vice President and Treasurer on June 8, 2009. From February 6, 2009, until March 26, 2009, Mr. Dodson served in the additional capacity as interim principal financial officer. Prior to joining Key, Mr. Dodson served in various capacities at Dynegy, Inc., an electric energy production and services company, from 2002 to August 2005, most recently serving as Managing Director and Controller, Dynegy Generation since 2003. Mr. Dodson started his career with Arthur Andersen LLP in Houston, Texas in 1993, serving most recently as a senior manager prior to joining Dynegy, Inc. Mr. Dodson received a BBA from the University of Texas at Austin in 1993. Mr. Dodson also serves as a director for Enduro Resource Partners LLC, a private exploration and production company.

David J. Brunnert, age 50, Senior Vice President and Chief Operating Officer. Mr. Brunnert joined Key as its Senior Vice President and Chief Operating Officer effective November 30, 2016. Prior to joining Key, Mr. Brunnert served as the Senior Vice President, Western Hemisphere for Franks International, Inc., a publicly traded global oil services company, from July 2015 through September 2016.  From June 2013 through December 2014, Mr. Brunnert served as Chief Operating Officer of Express Energy Services, an oilfield service company.  From September 1997 through May 2013, Mr. Brunnert served in various roles for Weatherford International, plc, a publicly traded global oil and natural gas service company, including, lastly, as the Vice President of Drilling Tools and Intervention Services. Mr. Brunnert began his career in the oil and gas services business after serving as an Engineer Officer in the Army Corps of Engineers. Mr. Brunnert received his B.S. in Mechanical Engineering from the United States Military Academy (West Point) and a Masters in Mechanical Engineering from the University of Houston.

Scott P. Miller, age 39, Senior Vice President of Operational Services and Chief Administrative Officer. Mr. Miller joined the Company in May, 2006 serving in various leadership roles in Supply Chain Management, Enterprise Projects, Fluid Management Services and Strategy before accepting the role of Vice President and Chief Information Officer in March of 2013.  Mr. Miller was promoted to his current position effective January 1, 2016. Prior to joining Key, Mr. Miller served in various financial and supply chain roles at Dynegy, Inc. and Capital One.  Mr. Miller received a B.S. in Management of Information Systems from Louisiana State University and a Master of Business Administration from the University of Houston.

Katherine I. Hargis, age 46, Senior Vice President, General Counsel and Secretary. Ms. Hargis joined Key in July 2013 as Associate General Counsel, Corporate and Transactional & Assistant Secretary and was promoted to Vice President, Associate General Counsel & Assistant Secretary in November 2015. She was then promoted to Vice President, Chief Legal Officer and Secretary on January 1, 2016 and was promoted to her current position as Senior Vice President, General Counsel and Secretary

on September 12, 2017. Prior to joining Key, she served as the Vice President, General Counsel and Corporate Secretary for U.S. Concrete, Inc., a publicly traded company providing ready-mixed concrete and aggregates, from June 2012 through July 2013, and as its Deputy General Counsel & Corporate Secretary from December 2011 through June 2012, and as its Assistant General Counsel from December 2006 through December 2011. From February 2006 through December 2006, Ms. Hargis served as an attorney with King & Spalding LLP.  From August 2002 through February 2006, Ms. Hargis served as an attorney for Andrews Kurth Kenyon LLP. Ms. Hargis received her B.S. in Administration of Justice from Arizona State University in 1999 and her J.D. from Tulane University in 2002.

Eddie V. Picard, age 52, Vice President and Controller serving as the Company’s principal accounting officer. Mr. Picard most recently served as the Senior Director of Finance, Drilling & Completions at C&J Energy Services (“C&J”) from July 2014 to June 2016. C&J is a provider of well construction, well completions and well services to the oil and gas industry. Prior to his time at C&J Mr. Picard worked as a professional certified public accountant, consulting at companies within various industries from November 2011 to June 2014. From September 2010 until November 2011, Mr. Picard served as the Chief Accounting Officer at BPZ Energy, which is an independent oil and gas exploration and production company which has license contracts covering areas in offshore and onshore Peru. From March 2008 until September 2010, Mr. Picard served as Chief Financial Officer of Marlin Offshore International.  Marlin is an independent drilling rig owner performing contract development drilling throughout southeast Asia. Earlier in his career, Mr. Picard worked for Arthur Andersen LLP in Dallas, Texas where he advanced to the level of fifth year senior auditor. Mr. Picard has a B.S. in Accounting from the University of Louisiana. Mr. Picard is a Certified Public Accountant in Oklahoma, as well as a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% stockholders also are required by SEC rules to furnish Key with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished or available to us, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements for the fiscal year ended December 31, 2017. In making these statements, we have relied upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, and the written representations of our directors, executive officers and 10% stockholders.
ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section of the Form 10-K describes and analyzes our executive compensation philosophy and program in the context of the compensation paid to our Named Executive Officers for 2017. Our Named Executive Officers and their titles during the 2017 calendar year are listed below:

•	Robert Drummond, President and Chief Executive Officer;

•	J. Marshall Dodson, our Senior Vice President, Chief Financial Officer and Treasurer;

•	David Brunnert, our Senior Vice President and Chief Operating Officer;

•	Scott P. Miller, our Senior Vice President, Operations Services & Chief Administrative Officer;

•	Katherine I. Hargis, our Senior Vice President, General Counsel and Secretary.

In this Compensation Discussion and Analysis, we first provide an executive summary of our actions and results from 2017 related to compensation of our Named Executive Officers. We next explain the factors affecting our compensation decisions, results from 2017 and changes for the 2018 executive compensation program. We will also explain the principles that guide our compensation committee’s executive compensation decisions, including our compensation philosophy. We encourage you to read the entirety of the executive compensation discussion.

Executive Summary

Overview

As previously noted, decisions with respect to compensation for executive officers, including our chief executive officer, are made by the compensation committee of our Board. The following discussion and analysis are focused primarily on the compensation for our executive officers during 2017, with additional detail provided for our NEOs.

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

Compensation Philosophy

Our compensation strategy is to ensure progress towards the successful attainment of our vision, values and business objectives by aligning the interests of our executive officers with stockholder interests. The primary goals of our compensation program are to attract and retain the talent we need to successfully manage the Company, reward exceptional organizational and individual performance improvements, and accomplish these objectives at a reasonable total cost in relation to performance and market conditions.

The following compensation objectives are considered in setting the compensation components for our executive officers:

•	Attracting and retaining key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance and carrying out the goals and plans of Key;

•	Motivating management to enhance long-term stockholder value by aligning our executives’ interests with those of our stockholders;

•	Paying for performance by linking a substantial portion of management’s compensation to measurable performance, including specific financial and operating goals;

•	Evaluating and rating performance relative to the existing market conditions during the measurement period; and

•	Setting compensation and incentive levels that reflect competitive market practices.

We want our executives to be motivated to achieve Key's short-term and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial targets, we believe that an executive must be provided a degree of financial certainty and stability in his or her compensation. The design and operation of the compensation arrangements provide the executives with incentives to engage in business activities that support the value of Key and its stockholders.

Elements of Compensation

The principal components of our executive compensation program are base salary, cash incentive bonuses and long-term incentive awards in the form of equity, including performance-based equity. We blend these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives on a short-term and long-term basis, and align the interests of our executive officers with those of our stockholders. We strive to hire and retain talented people who are compatible with our corporate culture and committed to our core values and who want to make a contribution to our mission.

Base Salaries

We provide base salaries to compensate our executive officers for services performed during the fiscal year. This provides a level of financial certainty and stability in an industry with historic volatility and cyclicality. The base salaries are designed to reflect the experience, education, responsibilities and contribution of the individual executive officers. This compensation component is initially established for each executive through individual negotiation, and is reflected in his or her employment agreement or offer letter, as applicable. Thereafter, salaries are reviewed annually for merit increases based on a number of factors, both quantitative (including detailed organizational and competitive analysis performed by an independent consultant engaged by the compensation committee) and qualitative (including the compensation committee’s perception of the executive’s experience, performance and contribution to our business objectives and corporate values). The base salaries are generally targeted to the 50th percentile for salaries as compared to our peers (all of whom are listed below).

No increases were made to any NEO salary for 2017, except for Ms. Hargis in connection with her promotion to Senior Vice President, General Counsel & Secretary. Effective December 4, 2017, Ms. Hargis' base salary was increased from $275,000 to $300,000.

2017 Base Salaries
Name
Robert Drummond	$750,000
J. Marshall Dodson	$375,000
David Brunnert	$350,000
Katherine I. Hargis (1)	$300,000
Scott P. Miller	$275,000

(1) Amount for Ms. Hargis reflects her salary increase from $275,000 to $300,000, effective December 4, 2017, in connection with her promotion to Senior Vice President, General Counsel & Secretary.

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

In January of 2017, the compensation committee approved a performance-based cash bonus plan for 2017, the 2017 Annual Incentive Plan (the “2017 AIP”), pursuant to which eligible employees, including each of the NEOs, were eligible to receive cash bonuses based on the achievement of certain performance metrics, and subject to their continued employment with the Company through payout of the 2017 AIP in 2018. The 2017 AIP is a sub-plan under the Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan (the “2016 ECIP”). Individual target bonuses under the 2017 AIP were based on a percentage of each eligible employee’s base salary. Performance metrics under the 2017 AIP consisted of (i) adjusted earnings before interest expense, taxes, depreciation and amortization (“Adjusted EBITDA,” weighted 80%), (ii) safety performance (weighted 10%) and (iii) free cash flow (weighted 10%), as described in more detail below.

Adjusted EBITDA (weighted 80%). The financial target was based on Adjusted EBITDA which is defined as total revenue, less operating expenses (excluding depreciation and amortization), adjusted for non-recurring and non-cash charges as disclosed in public reporting documents. Earnout of the Adjusted EBITDA portion of the cash bonus could range between 0% and 126% of the applicable target.

Safety (weighted 10%). Positive safety results are critical in this industry to ensure the safety of our people. This goal represents the improvement required in the safety performance index made up of 4 leading and lagging indicators including (i) the Occupational Safety and Health Administration, or OSHA, total recordable incident rate (“TRIR”) of .88, (ii) Behavioral Based Safety Observations (“BBS”) equal to 2 per week per supervisor, Total Incident Reporting/Recordable Incidents greater than 15:1 and (iv) quality incident reporting greater than 2/200,000 man hours worked. Achievement of 4 out of the 4 metrics results in 100% attainment of the 10% target, achievement of 3 out of the 4 metrics results in attainment of 50% of the 10% target, and achievement of 1 or 2 out of the 4 metrics results in attainment of 0% of the 10% target. OSHA total recordable incident rates are determined by measuring the number of injury incidents involving our employees against the number of exposure hours worked. Incidents that are considered recordable include injuries resulting in a fatality, an employee missing work, an employee having to switch to “light” duty or restricted work or an employee requiring medical treatment.

Free Cash Flow (weighted 10%). Cash flow management is critical. This goal measures the ability to provide accurate and signed work tickets for invoicing in less than 12 days in order to invoice more quickly and drive down the days of sales outstanding (“DSO”). Earnout of the Free Cash Flow portion of the cash bonus could range between 0% and 100% of the applicable target.

The 2017 AIP was originally divided into five measurement periods with each quarter representing 12.5% of an individual’s bonus opportunity and the whole year actual versus the original plan representing 50%. Performance metric goals under the 2017 AIP were originally based on an average oil price of over $54. Actual oil prices remained lower throughout the majority of 2017. In response to the continued depressed oil prices and in order to keep executive officers motivated to perform, in August 2017, the compensation committee determined to adjust the Adjusted EBITDA targets for the third and fourth quarters of 2017, increase the weighting of both measurement periods from 12.5% to 25% each and eliminate the annual Adjusted EBITDA measurement period (which originally represented 50% of an individual’s bonus opportunity). The 2017 AIP goals and related actual performance were as follows:

2017 AIP Measurements (January - March 2017 “First Performance Period”)

Adjusted EBITDA (weighted 80%). The Adjusted EBITDA target for the First Performance Period was set at negative $9.75 million with no threshold. Because this goal was negative, the potential earnout was capped at 100% if actual performance was above target but still negative, with the maximum earnout of 126% possible if actual performance was positive. The Adjusted EBITDA results for the First Performance Period was negative $8.67 million which exceeded the target. As discussed below, the compensation committee used negative discretion to cap Adjusted EBITDA earnings at 100% of target. Thus, the Company attained 100% of the Adjusted EBITDA target for the period.

Safety (weighted 10%). The target safety goal for the First Performance Period was a corporate-wide Safety Performance Index ("SPI") of 100%. The SPI for the First Performance Period was 75% resulting in attainment of 50% of the safety target for the period.

Free Cash Flow (weighted 10%). The target Free Cash Flow goal for the First Performance Period was to provide accurate and signed work tickets for invoicing in less than 12 days. Free Cash Flow for the First Performance Period was 15 days resulting in 0% attainment of the Free Cash Flow target for the period.

2017 AIP Measurements (April - June 2017 “Second Performance Period”)

Adjusted EBITDA (weighted 80%). The Adjusted EBITDA target for the Second Performance Period was set at $5.44 million. The Adjusted EBITDA results for the Second Performance Period was $32,000. Of the $14.1 million targeted improvement in Adjusted EBITDA above actual First Performance Period Adjusted EBITDA, the Company achieved $8.7 million. Based on this improvement, the compensation committee approved attainment of the Adjusted EBITDA target for the period at 62%, calculated by determining the extent to which earnings increased during the Second Performance Period as compared to the First Performance Period.

Safety (weighted 10%). The target safety goal for the Second Performance Period was a corporate-wide SPI of 100%. The SPI for the Second Performance Period was 50% resulting in attainment of 0% of the safety target for the period.

Free Cash Flow (weighted 10%). The target Free Cash Flow goal for the Second Performance Period was to provide accurate and signed work tickets for invoicing in less than 12 days. Free Cash Flow for the Second Performance Period was 14 days resulting in 0% attainment of the Free Cash Flow target for the period.

2017 AIP Measurements (July - September 2017 “Third Performance Period”)

Adjusted EBITDA (weighted 80%). The Adjusted EBITDA target was originally set at $16.1 million and adjusted to $1.62 million in August 2017. The Adjusted EBITDA results for the Third Performance Period was $1.87 million which was $0.24 million more than target. As discussed below, the compensation committee used negative discretion to cap the Adjusted EBITDA earnings at 100% of target, which resulted in 100% attainment of the Adjusted EBITDA target for the period.

Safety (weighted 10%). The target safety goal for the Third Performance Period was a corporate-wide SPI of 100%. The SPI for the Third Performance Period was 50% resulting in attainment of 0% of the safety target for the period.

Free Cash Flow (weighted 10%). The target Free Cash Flow goal for the Third Performance Period was to provide accurate and signed work tickets for invoicing in less than 12 days. Free Cash Flow for the Third Performance Period was 17 days resulting in 0% attainment of the Free Cash Flow target for the period.

2017 AIP Measurements (October - December 2017 “Fourth Performance Period”)

Adjusted EBITDA (weighted 80%). The Adjusted EBITDA target was originally set at $21.7 million and adjusted to $.94 million in August 2017. The Adjusted EBITDA results for the Fourth Performance Period was $2.0 million which was $1.06 million more than target. As discussed below, the compensation committee used negative discretion to cap Adjusted EBITDA earnings at 100% of target, which resulted in 100% attainment of the Adjusted EBITDA target for the period.

Safety (weighted 10%). The target safety goal for the Fourth Performance Period was a corporate-wide SPI of 100%. The SPI for the Fourth Performance Period was 50% resulting in attainment of 0% of the safety target for the period.

Free Cash Flow (weighted 10%). The target Free Cash Flow goal for the Fourth Performance Period was to provide accurate and signed work tickets for invoicing in less than 12 days. Free Cash Flow for the Fourth Performance Period was 17 days resulting in 0% attainment of the Free Cash Flow target for the period.

Long-Term Equity-Based Incentive Compensation

The purpose of our long-term incentive compensation is to align the interests of our executives with those of our stockholders and to retain our executives and other eligible employees over the long term. We want our executives to be focused on increasing stockholder value, and we use the 2016 ECIP as the long-term vehicle to encourage and establish this focus.

Our compensation committee may elect to grant equity-based awards under the 2016 ECIP to NEOs in connection with an employee’s initial hire, promotion and other events. The compensation committee granted option awards to certain employees, including each of the NEOs upon our emergence from bankruptcy (the "Emergence Awards"), and on December 20, 2016, the compensation committee granted additional time-based and performance-based restricted stock units and options to certain employees, including each of the NEOs (collectively with the Emergence Awards, the “December 2016 Awards”). On September 12, 2017, the compensation committee granted Ms. Hargis additional time-based and performance-based restricted stock units and options on the same terms as the December 2016 Awards in connection with her promotion from Vice President, Chief Legal and Secretary to Senior Vice President, General Counsel and Secretary (the “Hargis Awards”). The December 2016 Awards and the Hargis Awards are hereby referred to as the 2016 Awards.

On November 29, 2017, the compensation committee approved certain modifications to the 2016 Awards, which were determined to be appropriate and necessary for retention and incentive purposes. The compensation committee confirmed that the first tranche of the 2016 Awards, including both time-based awards and performance-based awards, would vest as scheduled in December 2017 subject to the satisfaction of the original vesting terms. The compensation committee also approved providing each holder of 2016 Awards with the option to either (i) continue to hold the remainder of their 2016 Awards that did not vest in December 2017 pursuant to their original terms, or (ii) forfeit the remainder of their 2016 Awards in exchange for a new grant made up of 50% time-vested restricted stock unit awards (a “Time RSU Award”) and 50% performance share awards (a “Performance RSU Award”). The Time RSU Awards and the Performance RSU Award are collectively referred to herein as the “Replacement Awards”. Each of the NEOs determined to forfeit the remainder of their 2016 Awards and accept the Replacement Awards, and the Replacement Awards were granted on December 31, 2017.

One-third of the Time RSU Awards will become vested on each anniversary of the date of grant. Upon a termination of the holder’s employment for any reason, any portion of the Time RSU Award which remains unvested will be forfeited; except that, if the holder’s employment is terminated by the Company without “cause” (as defined in the Time RSU Award) or by the holder for “good reason” (as defined in the Time RSU Award), in each case, within 12 months following a “change of control” (as defined in the Time RSU Award), then any portion of the Time RSU Award which remains unvested will become vested.

One-third of each Performance RSU Award will be earned based on the Adjusted EBITDA-based performance goals achieved over each of the one-year performance periods with respect to the 2018, 2019, and 2020 calendar years, and the earned portion of the entire Performance RSU Award will settle following the end of the performance period with respect to the 2020 calendar year. Upon a termination of the holder’s employment for any reason, any portion of the Performance RSU Award which remains unvested will be forfeited.

2017 Compensation Results and Decisions

Cash Bonus Plan Results for the Year Ended December 31, 2017

For 2017, the compensation committee gave greater weight to the financial performance metrics compared to 2016 to further align management with the shareholders. For 2017, each NEO had a bonus opportunity as a percentage of base salary as follows:

	Minimum Payout (% of base salary)	Target Payout (% of base salary)	Maximum Payout (% of base salary)
Participant
Robert Drummond	0%	125%	151%
J. Marshall Dodson	0%	80%	97%
David Brunnert	0%	80%	97%
Scott P. Miller	0%	80%	97%
Katherine I. Hargis	0%	80%	97%

Payment under the 2017 AIP for each NEO was determined based on achievement of each of three performance metrics for each of four quarterly performance periods. The performance metrics were Adjusted EBITDA (80%), Safety (10%) and Free Cash Flow (10%) with the First and Second quarterly performance periods each weighted 12.5% of the total 2017 AIP and the Third and Fourth Performance Periods (as adjusted in August 2017) each weighted 25% of the total 2017 AIP. (As a result of the compensation committee’s adjustments in August 2017, including the elimination of the annual measurement period, the aggregate weighting of all measurement periods was reduced from 100% to 75%. Accordingly, the target and maximum payouts for Mr. Drummond were reduced to 94% and 113% of base salary, respectively, and the target and maximum payout for each other NEO were reduced to 60% and 72% of base salary, respectively.)3 The results of these performance metrics were as follows:

Adjusted EBITDA. The compensation committee determined that the Adjusted EBITDA metric would emphasize the Company’s business goals and reorganizational goals of focusing on cash management, seeking revenue growth and reducing expenses. The Adjusted EBITDA targets for the First, Second, Third and Fourth Performance Periods, as adjusted in August 2017, were ($9.8) million, $5.4 million, $1.6 million and $0.9 million, respectively. Actual Adjusted EBITDA results for the First, Second, Third and Fourth Performance Periods were ($8.6) million, $32,000, $1.9 million and $2.0 million, respectively, which resulted in achievement of 70% of the target, Adjusted EBITDA goal, giving effect to the weighting of each performance period and capping the percentage at 100% for each period.

Safety. The Company achieved 6% of its total goal for 2017 which qualified for 6% payment under the 2017 AIP.

Free Cash Flow. The Company achieved 0% of its total goal for 2017 which did not qualify for payment under the 2017 AIP.

The compensation committee used negative discretion to cap Adjusted EBITDA earnings at 100%, reduce the actual bonus paid to the CEO by 5% and reduce the actual bonus paid to each of the other NEOs by 3%. This decision was largely driven by the understanding that overall profitability was still negative. Based on these results, the bonus opportunities with respect to each performance metric (as adjusted in August 2017) and the payments earned by each NEO in 2017 under the 2017 AIP were as set forth in the tables below. Bonuses under the 2017 AIP will be paid out in March 2018 in a lump sum.

2017 Bonus Paid

Robert Drummond

Performance Metric		Base Salary	Performance Metric Weighting	Original Target Bonus Opportunity	Revised Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid(1)

First Performance Period (weighted 12.5%)	Adjusted EBITDA	$750,000	80%	$187,500	$93,750	$118,125	$89,063
	Safety	$750,000	10%	$23,438	$11,719	$11,719	$5,566
	Free Cash Flow	$750,000	10%	$23,438	$11,719	$11,719	$—
	Total Bonus - First Performance Period			$234,376	$117,188	$141,563	$94,629
Second Performance Period (weighted 12.5%)	Adjusted EBITDA	$750,000	80%	$187,500	$93,750	$118,125	$54,916
	Safety	$750,000	10%	$23,438	$11,719	$11,719	$—
	Free Cash Flow	$750,000	10%	$23,438	$11,719	$11,719	$—
	Total Bonus - Second Performance Period			$234,376	$117,188	$141,563	$54,916
Third Performance Period (weighted 25%)	Adjusted EBITDA	$750,000	80%	$187,500	$187,500	$236,250	$178,125
	Safety	$750,000	10%	$23,438	$23,438	$23,438	$—
	Free Cash Flow	$750,000	10%	$23,438	$23,438	$23,438	$—
	Total Bonus - Third Performance Period			$234,376	$234,376	$283,126	$178,125
Fourth Performance Period (weighted 25%)	Adjusted EBITDA	$750,000	80%	$187,500	$187,500	$236,250	$178,125
	Safety	$750,000	10%	$23,438	$23,438	$23,438	$—
	Free Cash Flow	$750,000	10%	$23,437	$23,437	$23,437	$—
	Total Bonus - Fourth Performance Period			$234,375	$234,375	$283,125	$178,125
Total Bonus				$937,503	$703,127	$849,377	$505,795
(1) Amounts reflect Mr. Drummond’s target bonus opportunity equal to 125% of base salary, actual performance as described above and the compensation committee’s exercise of negative discretion to cap Adjusted EBITDA earnings 100% and reduce Mr. Drummond’s actual bonus paid by 5%.

J. Marshall Dodson

Performance Metric		Base Salary	Performance Metric Weighting	Original Target Bonus Opportunity	Revised Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid(1)

First Performance Period (weighted 12.5%)	Adjusted EBITDA	$375,000	80%	$60,000	$30,000	$37,800	$29,100
	Safety	$375,000	10%	$7,500	$3,750	$3,750	$1,819
	Free Cash Flow	$375,000	10%	$7,500	$3,750	$3,750	$—
	Total Bonus - First Performance Period			$75,000	$37,500	$45,300	$30,919
Second Performance Period (weighted 12.5%)	Adjusted EBITDA	$375,000	80%	$60,000	$30,000	$37,800	$17,943
	Safety	$375,000	10%	$7,500	$3,750	$3,750	$—
	Free Cash Flow	$375,000	10%	$7,500	$3,750	$3,750	$—
	Total Bonus - Second Performance Period			$75,000	$37,500	$45,300	$17,943
Third Performance Period (weighted 25%)	Adjusted EBITDA	$375,000	80%	$60,000	$60,000	$75,600	$58,200
	Safety	$375,000	10%	$7,500	$7,500	$7,500	$—
	Free Cash Flow	$375,000	10%	$7,500	$7,500	$7,500	$—
	Total Bonus - Third Performance Period			$75,000	$75,000	$90,600	$58,200
Fourth Performance Period (weighted 25%)	Adjusted EBITDA	$375,000	80%	$60,000	$60,000	$75,600	$58,200
	Safety	$375,000	10%	$7,500	$7,500	$7,500	$—
	Free Cash Flow	$375,000	10%	$7,500	$7,500	$7,500	$—
	Total Bonus - Fourth Performance Period			$75,000	$75,000	$90,600	$58,200
Total Bonus				$300,000	$225,000	$271,800	$165,262

(1) Amounts reflect Mr. Dodson’s target bonus opportunity equal to 80% of base salary, actual performance as described above and the compensation committee’s exercise of negative discretion to cap Adjusted EBITDA earnings 100% and reduce Mr. Dodson’s actual bonus paid by 3%.

David Brunnert

Performance Metric		Base Salary	Performance Metric Weighting	Original Target Bonus Opportunity	Revised Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid(1)

First Performance Period (weighted 12.5%)	Adjusted EBITDA	$350,000	80%	$56,000	$28,000	$35,280	$27,160
	Safety	$350,000	10%	$7,000	$3,500	$3,500	$1,698
	Free Cash Flow	$350,000	10%	$7,000	$3,500	$3,500	$—
	Total Bonus - First Performance Period			$70,000	$35,000	$42,280	$28,858
Second Performance Period (weighted 12.5%)	Adjusted EBITDA	$350,000	80%	$56,000	$28,000	$35,280	$16,747
	Safety	$350,000	10%	$7,000	$3,500	$3,500	$—
	Free Cash Flow	$350,000	10%	$7,000	$3,500	$3,500	$—
	Total Bonus - Second Performance Period			$70,000	$35,000	$42,280	$16,747
Third Performance Period (weighted 25%)	Adjusted EBITDA	$350,000	80%	$56,000	$56,000	$70,560	$54,320
	Safety	$350,000	10%	$7,000	$7,000	$7,000	$—
	Free Cash Flow	$350,000	10%	$7,000	$7,000	$7,000	$—
	Total Bonus - Third Performance Period			$70,000	$70,000	$84,560	$54,320
Fourth Performance Period (weighted 25%)	Adjusted EBITDA	$350,000	80%	$56,000	$56,000	$70,560	$54,320
	Safety	$350,000	10%	$7,000	$7,000	$7,000	$—
	Free Cash Flow	$350,000	10%	$7,000	$7,000	$7,000	$—
	Total Bonus - Fourth Performance Period			$70,000	$70,000	$84,560	$54,320
Total Bonus				$280,000	$210,000	$253,680	$154,245
(1) Amounts reflect Mr. Brunnert’s target bonus opportunity equal to 80% of base salary, actual performance as described above and the compensation committee’s exercise of negative discretion to cap Adjusted EBITDA earnings 100% and reduce Mr. Brunnert’s actual bonus paid by 3%.

Scott P. Miller

Performance Metric		Base Salary	Performance Metric Weighting	Original Target Bonus Opportunity	Revised Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid(1)

First Performance Period (weighted 12.5%)	Adjusted EBITDA	$275,000	80%	$44,000	$22,000	$27,720	$21,340
	Safety	$275,000	10%	$5,500	$2,750	$2,750	$1,334
	Free Cash Flow	$275,000	10%	$5,500	$2,750	$2,750	$—
	Total Bonus - First Performance Period			$55,000	$27,500	$33,220	$22,674
Second Performance Period (weighted 12.5%)	Adjusted EBITDA	$275,000	80%	$44,000	$22,000	$27,720	$13,158
	Safety	$275,000	10%	$5,500	$2,750	$2,750	$—
	Free Cash Flow	$275,000	10%	$5,500	$2,750	$2,750	$—
	Total Bonus - Second Performance Period			$55,000	$27,500	$33,220	$13,158
Third Performance Period (weighted 25%)	Adjusted EBITDA	$275,000	80%	$44,000	$44,000	$55,440	$42,680
	Safety	$275,000	10%	$5,500	$5,500	$5,500	$—
	Free Cash Flow	$275,000	10%	$5,500	$5,500	$5,500	$—
	Total Bonus - Third Performance Period			$55,000	$55,000	$66,440	$42,680
Fourth Performance Period (weighted 25%)	Adjusted EBITDA	$275,000	80%	$44,000	$44,000	$55,440	$42,680
	Safety	$275,000	10%	$5,500	$5,500	$5,500	$—
	Free Cash Flow	$275,000	10%	$5,500	$5,500	$5,500	$—
	Total Bonus - Fourth Performance Period			$55,000	$55,000	$66,440	$42,680
Total Bonus				$220,000	$165,000	$199,320	$121,192

(1) Amounts reflect Mr. Miller’s target bonus opportunity equal to 80% of base salary, actual performance as described above and the compensation committee’s exercise of negative discretion to cap Adjusted EBITDA earnings 100% and reduce Mr. Miller’s actual bonus paid by 3%.

Katherine I. Hargis

Performance Metric		Base Salary	Performance Metric Weighting	Original Target Bonus Opportunity	Revised Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid(1)

First Performance Period (weighted 12.5%)	Adjusted EBITDA	$300,000	80%	$48,000	$24,000	$30,240	$23,280
	Safety	$300,000	10%	$6,000	$3,000	$3,000	$1,455
	Free Cash Flow	$300,000	10%	$6,000	$3,000	$3,000	$—
	Total Bonus - First Performance Period			$60,000	$30,000	$36,240	$24,735
Second Performance Period (weighted 12.5%)	Adjusted EBITDA	$300,000	80%	$48,000	$24,000	$30,240	$14,355
	Safety	$300,000	10%	$6,000	$3,000	$3,000	$—
	Free Cash Flow	$300,000	10%	$6,000	$3,000	$3,000	$—
	Total Bonus - Second Performance Period			$60,000	$30,000	$36,240	$14,355
Third Performance Period (weighted 25%)	Adjusted EBITDA	$300,000	80%	$48,000	$48,000	$60,480	$46,560
	Safety	$300,000	10%	$6,000	$6,000	$6,000	$—
	Free Cash Flow	$300,000	10%	$6,000	$6,000	$6,000	$—
	Total Bonus - Third Performance Period			$60,000	$60,000	$72,480	$46,560
Fourth Performance Period (weighted 25%)	Adjusted EBITDA	$300,000	80%	$48,000	$48,000	$60,480	$46,560
	Safety	$300,000	10%	$6,000	$6,000	$6,000	$—
	Free Cash Flow	$300,000	10%	$6,000	$6,000	$6,000	$—
	Total Bonus - Fourth Performance Period			$60,000	$60,000	$72,480	$46,560
Total Bonus				$240,000	$180,000	$217,440	$132,210
(1) Amounts reflect Ms. Hargis’ target bonus opportunity equal to 80% of base salary, actual performance as described above and the compensation committee’s exercise of negative discretion to cap Adjusted EBITDA earnings 100% and reduce Ms. Hargis’ actual bonus paid by 3%.

2017 Equity Award Grants

Overview:

As previously noted, the compensation committee made grants to certain employees, including each of the NEOs, of option awards upon our emergence from bankruptcy and of time-based and performance-based restricted stock units and options on December 20, 2016, each as described below. As a result, the Company did not make any annual grants of equity awards to the NEOs in 2017 for 2017 performance. However, the Company made additional grants of equity awards to Ms. Hargis in September 2017 in connection with her promotion to Senior Vice President, General Counsel and Secretary and made the Replacement Awards as described above and below on December 31, 2017.

On November 29, 2017, the compensation committee confirmed that the first tranche of the 2016 Awards would vest as scheduled in December 2017, subject to the satisfaction of the original vesting terms. Accordingly, the first tranche of all outstanding 2016 Awards (including the awards granted to Ms. Hargis in September 2017 in connection with her promotion) vested in December 2017.

The compensation committee also determined to permit the holders of 2016 Awards to elect to forfeit the remainder of the 2016 Awards that did not vest in December 2017 in exchange for Replacement Awards consisting 50% of Time RSU Awards and 50% of Performance RSU Awards. Each of the NEOs elected to forfeit the remainder of the 2016 Awards in exchange for Replacement Awards, and Replacement Awards were granted on December 31, 2017.
Hargis Awards
On September 12, 2017, in connection with her promotion to Senior Vice President, General Counsel and Secretary, Ms. Hargis received an additional grant of 11,848 shares of time-based restricted stock units, 11,848 shares of performance-based restricted stock units with a fair market value of $302,361 based on the closing stock price of $12.76 per share on September 12,

2017 and 23,696 options with a fair market value of $109,002 based on grant date Black Sholes fair valued half at $3.31 and the other half at $5.89.
Replacement Awards

The compensation committee offered each holder of 2016 Awards (including the Hargis Awards) the opportunity to elect to forfeit the remainder of their 2016 Awards that did not vest in December 2017 in exchange for Replacement Awards consisting 50% of Time RSU Awards and 50% of Performance RSU Awards. Each of the NEOs elected to forfeit the remainder of their 2016 Awards in exchange for Replacement Awards, which were granted on December 31, 2017.

Time RSU Awards

The following table sets forth the number of shares of time-based restricted stock units granted on December 31, 2017 to our NEOs:

	2017
Participant	Time-Based Restricted Stock Units Granted	Grant Value (based on $11.82 stock price)
Robert Drummond	150,637	$1,780,529
J. Marshall Dodson	76,518	$904,442
David Brunnert	60,000	$709,200
Scott P. Miller	35,544	$420,130
Katherine I. Hargis	32,500	$384,150

The Time RSU Awards represent the right to receive one share of common stock of the Company for each vested restricted stock unit. The Time RSU Awards will become vested as to 1/3 of the restricted stock units on each anniversary of the date of grant date of December 31. Upon a termination of the holder’s employment for any reason, any portion of the Time RSU Award which remains unvested will be forfeited; provided, however, that if the holder’s employment is terminated by the Company without “cause” (as defined in the Time RSU Award) or by the holder for “good reason” (as defined in the Time RSU Award), in each case, within 12 months following a “change of control” (as defined in the Time RSU Award), then any portion of the Time RSU Award which remains unvested will become vested. For additional information about equity grants awarded in 2017, see “Compensation of Executive Officers- Summary Compensation Table” and “2017 Grants of Plan-Based Awards.”

Performance RSU Awards

The following table sets forth the number of shares of performance-based restricted stock units granted on December 31, 2017 to our NEOs:

	2017
Participant	Performance-Based Restricted Stock Units Granted	Grant Value (based on $11.82 stock price)
Robert Drummond	150,637	$1,780,529
J. Marshall Dodson	76,518	$904,442
David Brunnert	60,000	$709,200
Scott P. Miller	35,544	$420,130
Katherine I. Hargis	32,500	$384,150

The Performance RSU Awards represent the right to earn one share of common stock of the Company for each vested restricted stock unit. The Performance RSU Awards will settle following the end of the performance period with respect to the 2020 calendar year; however, one-third of the restricted stock units are earned based on EBITDA-based performance goals achieved over each of the one-year performance periods with respect to the 2018, 2019, and 2020 calendar years. Upon a termination of the holder’s employment for any reason, any portion of the Performance RSU Award which remains unvested will be forfeited. For additional information about equity grants awarded in 2017, see “Compensation of Executive Officers- Summary Compensation Table” and “-2017 Grants of Plan-Based Awards.”

2018 Annual Cash Incentive Plan

In November of 2017, the compensation committee approved the 2018 Annual Incentive Plan (the “2018 AIP”), pursuant to which eligible Company employees, including each of the NEOs, are eligible to receive cash bonuses based upon the achievement of certain performance metrics, and subject to their continued employment with the Company through payout of the 2018 AIP in 2019. The 2018 AIP is a sub-plan under the 2016 ECIP. Individual target bonuses under the 2018 AIP are based on a percentage of each eligible employee’s base salary, and actual bonus amounts will be earned between 0% and 140% of the applicable target.

Performance metrics under the 2018 AIP, and their respective weightings, are the same as under the 2017 AIP. For all executives of the Company, including each NEO, the 2018 AIP consists of a single one-year measurement period equal to 100% of an individual’s bonus opportunity.

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

The Role of our Compensation Consultant

The compensation committee has sole authority over the selection, use, and retention of any compensation consultant or any other experts engaged to assist the compensation committee in discharging its responsibilities. In 2017, the compensation committee engaged Longnecker & Associates to assist with its overall compensation review and decision- making. In late 2017, Longnecker conducted an independent, comprehensive, broad-based analysis of our executive compensation program, and the compensation committee used this analysis as one of several reference points in making decisions regarding 2018 compensation. Longnecker’s objectives were to:

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

The companies used for the executive compensation comparisons in November 2017 included the following:

Basic Energy Services, Inc.	Patterson-UTI Energy, Inc.
C & J Energy Services, Inc.	Pioneer Energy Services Corp.
Exterran Corporation	RPC, Inc.
Helix Energy Solutions Group, Inc.	Superior Energy Services, Inc.
Oceaneering International, Inc.

Based on its review of the compensation program in 2017, Longnecker recommended to the compensation committee that we consider the following compensation practices for 2018:

•	maintain the practice of generally aligning targeted total cash opportunity at the median, but paying above market only when performance warrants;

•
use of restricted stock units and performance units for the senior executive team to continue alignment of executive and stockholder interests with 50% of the NEO’s long-term incentive award vesting only when performance metrics are met;

•	consider no base salary increases;

•	assess the market 50th percentile for long-term incentive awards, but give consideration to the total stockholder return, as well as share usage and retention concerns.

As a result of discussions with its compensation consultant, and in light of the macro-economic conditions affecting the industry and the need to retain employees critical to the operations of the Company, the compensation committee elected to issue Replacement Awards to holders of the 2016 Awards, including each of the NEOs, and certain additional critical employees.

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

Under the 401(k) plan, eligible employees may elect to contribute up to 100% of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, and the regulations promulgated there under (collectively, the “Code”). The cash amounts contributed under the 401(k) plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. Effective as of September 1, 2015, we suspended the matching contribution under our 401(k) plan. Accordingly, for the year ended December 31, 2017, we made no employer matching contributions to the 401(k) plan.

Perquisites

We provide our NEOs with the opportunity to receive certain perquisites that we believe are reasonable and consistent with the practices of our peer group. With respect to certain NEOs, we pay all covered out-of-pocket medical and dental expenses not otherwise covered by insurance. The NEOs receive these reimbursements under the terms of, and subject to the limitations set forth in, our Executive Health Reimbursement Plan. These programs are intended to promote the health and financial security of our executives. The programs are provided at competitive market levels to attract, retain and reward superior executives in key positions. Perquisites did not constitute a material portion of the compensation to the NEOs for 2017. Our costs associated with providing these benefits for NEOs in 2017 are reflected under “Compensation of Executive Officers-Perquisites” and “Employment Agreements” below.

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

Under Section 162(m) of the Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to our chief executive officer, and our three most highly compensated executive officers other than our chief financial officer during any fiscal year. Prior to the federal tax reform legislation enacted in December 2017, Section 162(m) included an exception to this $1 million limit for performance-based compensation meeting certain requirements. However, the new tax legislation removed this performance-based compensation exception. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the compensation committee has not adopted a policy requiring all compensation to be deductible under Section 162(m) and the compensation committee reserves the right to grant non-deductible compensation.

Accounting for Equity-Based Compensation

We account for equity-based compensation in accordance with the requirements of FASB ASC Topic 718, “Stock Compensation.”

Compensation Committee Report

The compensation committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2017.

By the compensation committee of the Board of Directors of Key Energy Services, Inc.

Bryan Kelln, Chair
Philip Norment
Jacob Kotzubei
Scott D. Vogel
H. H. Tripp Wommack, III

Compensation of Executive Officers

Summary Compensation Table

The following table contains information about the compensation that our NEOs earned for fiscal years 2017, 2016 and 2015 as applicable to their status as NEOs for each given year:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Robert Drummond	2017	$750,000	$766,000	$3,561,059	$—	$505,795	$6,916	$5,589,770
Chief Executive Officer	2016	$683,654	$1,000,000	$6,804,358	$2,114,929	$632,419	$15,299	$11,250,659
	2015	$293,269	$59,063	$2,000,001	$—	$140,937	$208	$2,493,478

J. Marshall Dodson	2017	$375,000	$283,333	$1,808,886	$—	$165,262	$13,420	$2,645,901
Chief Financial Officer	2016	$359,351	$141,667	$3,464,858	$1,074,313	$202,350	$11,002	$5,253,541
	2015	$352,788	$31,500	$731,250	$—	$93,500	$10,238	$1,219,276

David Brunnert	2017	$350,000	$—	$1,418,400	$—	$154,244	$624	$1,923,268
Chief Operating Officer	2016	$24,231	$—	$2,021,384	$665,370	$—	$—	$2,710,985

Scott P. Miller	2017	$275,000	$100,000	$840,260	$—	$121,192	$486	$1,336,938
Chief Administrative Officer	2016	$266,233	$50,000	$1,587,870	$499,038	$148,390	$486	$2,552,017

Katherine I. Hargis	2017	$276,442	$80,000	$1,070,661	$109,002	$132,210	$594	$1,668,909
General Counsel	2016	$266,437	$40,000	$537,878	$166,332	$115,493	$594	$1,126,734
_________________________

(1)	Amounts for 2017 consists of payments received pursuant to cash retention awards granted on January 28, 2016 to our NEOs as follows:

2016
Participant	Cash Retention Awards
Robert Drummond	$766,000
J. Marshall Dodson	$425,000
Scott P. Miller	$150,000
Katherine I. Hargis	$120,000

Each of Messrs. Dodson, Miller and Ms. Hargis received payment of one-third of their award amount on October 21, 2016 ($141,667, $50,000 and $40,000, respectively). The remainder of the original award amounts for such executives ($283,333, $100,000 and $80,000, respectively), and the entire amount for Mr. Drummond, vested on June 30, 2017.

(2)
The amounts in these columns represent the aggregate grant date fair value dollar amounts with respect to restricted stock, RSU, and option awards granted in each year under the 2014 Incentive Plan or 2016 Incentive Plan, as applicable, calculated on the respective grant date of each such award in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the expense amounts included in these columns are discussed in Note 21 in the notes to our consolidated financial statements included in Part II of this Form 10-K. Amounts for 2017 for Ms. Hargis include the value of options, performance-based RSUs and time-based RSUs, as applicable, granted on September 12, 2017 in connection with her promotion to Senior Vice President, General Counsel & Secretary. Amounts for each NEO include the value of Replacement Awards (granted 50% in the form of time-based RSUs vesting in three equal installments over a three-year period from the date of grant and 50% in the form of performance-based RSUs with a three-year performance period using an EBITDA performance metric) granted on December 31, 2017 in exchange for the forfeiture of all outstanding unvested equity awards, including time and performance-based options, performance-based stock units and time-based restricted stock units. The value of the portion of the Replacement Awards granted in the form of performance-based restricted stock units reflects performance at target, the probable outcome of the performance conditions underlying those awards as of the date of grant; however, the ultimate amount that may become earned, subject to achievement of the applicable performance conditions, by each of Messrs. Drummond, Dodson, Brunnert and Miller and Ms. Hargis is $3.6 million, $1.8 million, $1.4 million, $0.8 million and $0.8 million, respectively. Although the amounts in this table reflect the grant date value of all awards granted in the 2016 and 2017 year, the values do not reflect the cancellation and forfeiture of certain awards and thus, the amounts reflected in the table are over-stated. The forfeited awards for each of Messrs. Drummond, Dodson, Brunnert and Miller and Ms. Hargis had an aggregate grant date value of $6,405,043, $3,253,524, $2,015,002, $1,511,331 and $812,257, respectively. For further information, please see “2017 Replacement Awards” section under “Compensation Discussion and Analysis” above and the “2017 Grants of Plan-Based Awards” table below. In connection with the reorganization of the Company, all unvested restricted stock awards granted prior to Key’s bankruptcy filing were accelerated and exchanged for vested stock and warrants in the post-emergence entity as part of the emergence process on the Effective Date.

(3)	The amounts shown in this column consist of annual bonus payments made to the NEOs under each of the 2015 cash bonus incentive plan, the 2016 cash bonus incentive plan and the 2017 AIP.

(4)	A breakdown of the amounts shown in this column for 2017 for each of the NEOs is set forth in the table below.

		Medical Expenses(2)
Name	Insurance(1)		Other(3)	Total
Robert Drummond	324	5,818	774	6,916
J. Marshall Dodson	324	12,826	270	13,420
David Brunnert	274	—	350	624
Scott P. Miller	324	—	162	486
Katherine I. Hargis	324	—	270	594
_________________________

(1)
Includes premiums paid by the Company on behalf of the NEO for life insurance, accidental death and disability or other insurance policy for which the officer (or his or her family) is the beneficiary.

(2)	Represents out-of-pocket medical expenses reimbursed to the NEO.

(3)	Includes amounts for imputed income with respect to life insurance and other benefits, including the Excess Group Life Policies.

2017 Grants of Plan-Based Awards

The following table presents information on plan-based awards made to the NEOs in fiscal 2017:

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date		Target ($)	Maximum Awards ($)	Threshold (#)	Target (#)	Maximum #

Robert Drummond	—		937,500	1,132,500	—	—	—	—	—	—	—
	12/31/2017	(3)	—	—	75,319	150,637	301,274	150,637	—	—	3,561,059

J. Marshall Dodson	—		300,000	363,750	—	—	—	—	—	—	—
	12/31/2017	(3)	—	—	38,259	76,518	153,036	76,518	—	—	1,808,886

David Brunnert	—		280,000	339,500	—	—	—	—	—	—	—
	12/31/2017	(3)	—	—	30,000	60,000	120,000	60,000	—	—	1,418,400

Scott P. Miller	—		220,000	266,750	—	—	—	—	—	—	—
	12/31/2017	(3)	—	—	17,772	35,544	71,088	35,544	—	—	840,260

Katherine I. Hargis	—		240,000	291,000	—	—	—	—		—	—
	9/12/2017	(4)	—	—	—	17,772	—	11,848	5,924	19.35	372,146
	9/12/2017	(4)	—	—	—	5,924	—	—	5,924	47.94	39,217
	12/31/2017	(3)	—	—	16,250	32,500	65,000	32,500	—	—	768,300
_________________________

(1)
The columns represent the potential annual value of the payout for each NEO under the cash bonus incentive compensation component if the target or maximum goals were satisfied. For a detailed description of the cash bonus incentive plan, see the “Cash Bonus Incentive Plan” section under “Compensation Discussion and Analysis” above. Amounts actually paid for the 2017 year are reflected in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	These amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718.

(3)
The Replacement Awards, which were granted on December 31, 2017, were approved by the compensation committee on November 29, 2017 for grant in December subject to the executive’s election to accept the Replacement Awards.

(4)
Includes 8,886 time-based RSUs, 8,886 performance-based RSUs, 8,886 time-based options and 8,886 performance-based options, which were forfeited in exchange for the December 31, 2017 grant of Replacement Awards. These forfeited awards had an aggregate grant date fair value of $308,522.

2017 Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options, time-based RSUs and performance-based RSUs held by the NEOs as of December 31, 2017:

		OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Performance Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(1)

Robert Drummond	25,106	—	—	$19.35	12/15/26	150,637	$1,776,010	150,637	$1,776,010
	25,106	—	—	$47.99	12/20/26	—	—	—	—

J. Marshall Dodson	12,754	—	—	$19.35	12/15/26	76,518	$902,147	76,518	$902,147
	12,754	—	—	$47.99	12/20/26	—	—	—	—

David Brunnert	7,900	—	—	$19.35	12/15/26	60,000	$707,400	60,000	$707,400
	7,900	—	—	$47.99	12/20/26	—	—	—	—

Scott P. Miller	5,924	—	—	$19.35	12/15/26	35,544	$419,064	35,544	$419,064
	5,924	—	—	$47.99	12/20/26	—	—	—	—

Katherine I. Hargis	4,938	—	—	$19.35	12/15/26	32,500	$383,175	32,500	$383,175
	4,938	—	—	$47.99	12/20/26	—	—	—	—
_________________________

(1)
The market price of stock awards is determined by multiplying the number of shares by the closing price of the stock on the last trading day of the year. The closing price quoted on the NYSE on December 29, 2017 was $11.79.

(2)
Represents RSUs which vest in annual increments beginning on the one-year anniversary of the date of grant. Performance-based RSUs are shown assuming target performance. With respect to each NEO, the vesting applicable to each outstanding award as of December 31, 2017 (including performance-based RSUs, assuming target performance) is as follows:

Name	Number of Shares	Vesting Date
Robert Drummond	100,426	December 31, 2018
	100,424	December 31, 2019
	100,424	December 31, 2020
J. Marshall Dodson	51,012	December 31, 2018
	51,012	December 31, 2019
	51,012	December 31, 2020
David Brunnert	40,000	December 31, 2018
	40,000	December 31, 2019
	40,000	December 31, 2020
Scott P. Miller	23,696	December 31, 2018
	23,696	December 31, 2019
	23,696	December 31, 2020
Katherine I. Hargis	21,668	December 31, 2018
	21,666	December 31, 2019
	21,666	December 31, 2020

2017 Option Exercises and Stock Vested

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2017 for the NEOs:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Robert Drummond	—	—	50,214	$599,304
J. Marshall Dodson	—	—	25,506	$304,414
David Brunnert	—	—	15,798	$188,549
Scott P. Miller	—	—	11,848	$141,406
Katherine I. Hargis	—	—	9,874	$117,846
_________________________

(1)
Represents the number of shares of time-based RSUs and performance-based RSUs that vested during 2017. The Board determined at the time of grant to waive the performance criteria for the first tranche of performance-based RSUs vesting December 31, 2017.

(2)
The value realized on vesting of restricted stock was calculated as the number of shares acquired on vesting (including shares withheld for tax withholding purposes) multiplied by the market value of our common stock on each respective vesting date. Market value is determined in accordance with the terms of the applicable incentive plan under which the restricted stock was granted, and, in the table above, was either (i) the closing price of our common stock on the NYSE for vesting dates that were trading days or (ii) using the average of the closing price of a share of Common Stock on the immediately preceding trading day and the opening price of a share of Common Stock on the immediately following trading day for vesting dates that were on a weekend or holidays.

Potential Payments Upon Termination or Change of Control

Key has entered into employment arrangements with each NEO that provide for certain payments upon a termination of employment, depending upon the circumstances of the NEO’s separation from Key, as summarized below. Our rationale for maintaining certain severance and change in control benefits has been described above within the Compensation Discussion and Analysis. Each of the arrangements with our NEOs that was effective for the 2017 year is summarized below.

Robert Drummond, President and Chief Executive Officer

On June 22, 2015, the Company entered into an employment agreement with Mr. Drummond pursuant to which Mr. Drummond would serve as the Company’s President and Chief Operating Officer. The Company amended and restated this employment agreement effective April 19, 2016 to reflect Mr. Drummond’s promotion to President and Chief Executive Officer. The agreement provides for an initial term to expire on March 5, 2018. The term will be automatically renewed for an additional one-year period on that date (and on each subsequent anniversary of the effective date of the agreement) unless either party gives written notice of its intent not to extend the term. The agreement provides for an annual base salary of $750,000 and an annual incentive bonus opportunity based on the achievement of performance objectives established by the compensation committee with the target bonus based on a percentage of his base salary as determined by the compensation committee. Mr. Drummond is entitled to at least four weeks of vacation per year and to participate in the Company’s Executive Health Reimbursement Plan, Director and Officer Liability Insurance, voluntary annual physicals and other benefit plans on terms consistent with those applicable to the Company’s employees generally, including, without limitation, personal time off, group medical and dental, life, accident and disability insurance, retirement plans and supplemental and excess retirement benefits as the Company may from time-to-time provide to similarly situated employees. As a condition of employment, Mr. Drummond entered into a non-competition agreement pursuant to which Mr. Drummond has agreed not to compete with Key or to solicit customers or employees of Key for a period of one year after the termination of his employment. In addition, in connection with Mr. Drummond’s promotion to Chief Executive Officer, the Company entered into a Promotion Bonus Agreement with Mr. Drummond on March 7, 2016 pursuant to which Mr. Drummond would receive a promotion bonus of $750,000 (the “Promotion Bonus”) if he was still employed by the Company on March 5, 2018. The Company revised the Promotion Bonus Agreement on April 6, 2016 to provide that the promotion bonus will vest in full if Mr. Drummond’s employment with the Company is terminated for any reason other than for “Cause” within 12 months following a “Change of Control” (both terms as defined in the revised Promotion Bonus Agreement), rather than on a pro-rata basis.

If Mr. Drummond’s employment with the Company is terminated by the Company without Cause or by Mr. Drummond for Good Reason (as such terms are defined in the employment agreement), or due to non-renewal of the agreement, subject to Mr. Drummond’s delivery of a release of claims in favor of the Company, Mr. Drummond will be entitled to a severance benefit equal to (i) two times his base salary in effect on the termination date payable in twenty-four equal monthly installments, (ii) full vesting of all equity-based incentive awards, and (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Drummond and his dependents until the earlier of two years from the date of termination or the date on which he commences full-time employment with another employer. In the event Mr. Drummond terminates his employment for Good Reason or is terminated without Cause (including non-renewal of his agreement) within one year following a Change of Control (as such term is defined in his employment agreement), Mr. Drummond shall receive a severance benefit equal to (i) three times his base salary in effect on the termination date payable in twenty-four equal monthly installments plus three times his annual target cash bonus payable in a lump sum, (ii) full vesting of all equity-based incentive awards, (iii) the Promotion Bonus and (iv) a lump sum payment in cash equal to the cost of COBRA premiums for continued medical insurance coverage for Mr. Drummond and his dependents for two years from the date of termination. If Mr. Drummond’s employment with the Company is terminated by reason of Disability (as defined in his employment agreement), Mr. Drummond shall receive a severance benefit equal to (i) one times his base salary in effect on the termination date, payable in twelve equal monthly installments, reduced by the amount of any disability insurance proceeds actually paid to Mr. Drummond or for his benefit from the Company’s disability plans and programs during such time period, (ii) full vesting of all equity-based incentive awards, and (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Drummond and his dependents until the earlier of two years from the date of termination or the date on which he commences full-time employment with another employer. If Mr. Drummond’s employment is terminated by reason of death, Mr. Drummond shall not receive any severance payments pursuant to his agreement; however, his spouse and his dependents shall be entitled to receive continued group health, dental and vision coverage under the Company’s Welfare Plans and the Company shall pay all required COBRA premiums until the earlier of the second anniversary of his death or the date on which his spouse and his dependents receive replacement coverage that would terminate their COBRA termination rights.

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

David Brunnert, Senior Vice President and Chief Operations Officer

On December 4, 2017, the Company entered into an employment agreement with Mr. Brunnert which supersedes and replaces that certain amended and restated Change of Control Agreement between the Company and Mr. Brunnert dated January 31, 2017. The employment agreement provides for an annual base salary of $350,000. The employment agreement contains certain confidentiality, non-competition and intellectual property covenants.

Upon a termination of Mr. Brunnert’s employment with the Company (i) by the Company without “cause” (as defined in the Brunnert Employment Agreement), (ii) by either the Company or the executive at the end of the term of the employment agreement after such term expires due to the Company delivering a notice of non-renewal, (iii) due to death or “disability” (as defined in the Brunnert Employment Agreement), or (iv) by the executive for “good reason” within one year following a “change of control” (each as defined in the Brunnert Employment Agreement), in each case, subject to the execution and non-revocation of a release, the Company will provide (x) a lump sum severance payment equal to the executive’s annual base salary, (y) continued coverage under the Company’s medical and dental benefit plans for 12 months, and (z) accelerated vesting of outstanding equity awards. If any amounts due to the executive on a termination of employment with the Company by the executive for good reason within one year following a change of control is includable in the executive’s gross income under Section 409A of the Internal Revenue Code of 1986, as amended, then the Company will pay an additional amount necessary to pay the executive for additional income taxes on such amounts.

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

Katherine I. Hargis, Vice President, Chief Legal Officer & Secretary

In connection with her promotion as the Company’s Senior Vice President, General Counsel and Corporate Secretary on September 12, 2017, the compensation committee approved the terms for an employment agreement to be entered into with Ms. Hargis effective December 4, 2017, which supersedes and replaces that certain Change of Control Agreement between the Company and Ms. Hargis dated January 6, 2014. The employment agreement provides for an annual base salary of $300,000 and contains certain confidentiality, non-competition and intellectual property covenants.

Upon a termination of Ms. Hargis’ employment with the Company (i) by the Company without “cause” (as defined in the Hargis Employment Agreement), (ii) by either the Company or the executive at the end of the term of the employment agreement after such term expires due to the Company delivering a notice of non-renewal, (iii) due to death or “disability” (as defined in the Hargis Employment Agreement), or (iv) by the executive for “good reason” within one year following a “change of control” (each as defined in the Hargis Employment Agreement), in each case, subject to the execution and non-revocation of a release, the Company will provide (x) a lump sum severance payment equal to the executive’s annual base salary, (y) continued coverage under the Company’s medical and dental benefit plans for 12 months, and (z) accelerated vesting of outstanding equity awards. If any amounts due to the executive on a termination of employment with the Company by the executive for good reason within one year following a change of control is includable in the executive’s gross income under Section 409A of the Internal Revenue Code of 1986, as amended, then the Company will pay an additional amount necessary to pay the executive for additional income taxes on such amounts.

The following tables reflect the potential payments to which our NEOs would have been entitled upon termination of employment and/or a change in control event that occurred on December 31, 2017. The closing price of a share of our common stock on December 29, 2017, the last trading day of the year, was $11.79. The actual amounts to be paid out to executives upon termination can only be determined at the time of each NEO’s separation from Key.

Name	Non-Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
Robert Drummond
Cash Severance	$1,500,000	$—	$—	$750,000	$1,500,000	$—	$5,062,500
RSU(8)	$3,552,020	$—	$3,552,020	$3,552,020	$3,552,020	$—	$3,552,020
Health & Welfare(9)	$88,224	$—	$88,224	$88,224	$88,224	$—	$88,224
Promotion Bonus(10)	$—	$—	$—	$—	$—	$—	$750,000
Total Benefit	$5,140,244	$—	$3,640,244	$4,390,244	$5,140,244	$—	$9,452,744

Name	Non-Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
J. Marshall Dodson
Cash Severance	$750,000	$—	$—	$375,000	$750,000	$—	$2,025,000
RSU(8)	$1,804,294	$—	$1,804,294	$1,804,294	$1,804,294	$—	$1,804,294
Health & Welfare(9)	$53,787	$—	$69,268	$71,716	$53,787	$—	$71,716
Total Benefit	$2,608,081	$—	$1,873,562	$2,251,010	$2,608,081	$—	$3,901,010

Name	Non-Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
David Brunnert
Cash Severance	$350,000	$—	$350,000	$350,000	$350,000	$—	$350,000
RSU(8)	$1,414,800	$—	$1,414,800	$1,414,800	$1,414,800	$—	$1,414,800
Health & Welfare(9)	$21,808	$—	$21,808	$21,808	$21,808	$—	$21,808
Total Benefit	$1,786,608	$—	$1,786,608	$1,786,608	$1,786,608	$—	$1,786,608

Name	Non-Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
Scott P. Miller
Cash Severance	$275,000	$—	$275,000	$275,000	$275,000	$—	$275,000
RSU(8)	$—	$—	$—	$—	$—		$838,128
Health & Welfare(9)	$—	$—	$—	$—	$—	$—	$21,808
Total Benefit	$275,000	$—	$275,000	$275,000	$275,000	$—	$1,134,936

Name	Non-Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
Katherine I. Hargis
Cash Severance	$300,000	$—	$300,000	$300,000	$300,000	$—	$300,000
RSU(8)	$766,350	$—	$766,350	$766,350	$766,350	$—	$766,350
Health & Welfare(9)	$23,225	$—	$23,225	$23,225	$23,225	$—	$23,225
Total Benefit	$1,089,575	$—	$1,089,575	$1,089,575	$1,089,575	$—	$1,089,575
_________________________

(1)	Represents compensation payable if Key does not renew the NEO’s employment agreement after the initial term or any extension of the agreement.

(2)	Represents compensation payable if Key terminates the NEO’s employment for “Cause” or the NEO otherwise resigns without “Good Reason” as defined in the respective employment agreements.

(3)	Represents compensation due to the NEO’s estate upon his or her death.

(4)	Represents compensation payable to the NEO upon termination following determination of NEO’s permanent disability.

(5)
Represents compensation due to the NEO if terminated by Key without “Cause” or for Messrs. Drummond and Dodson, if the NEO resigns for “Good Reason,” as each such term is defined in the respective employment and equity agreements.

(6)	Represents payments due to the NEO in connection with a “Change of Control” (as defined in the respective employment and equity agreements) in which the NEO is not terminated.

(7)
Represents payments due to the NEO if the NEO is terminated without “Cause” or for “Good Reason” in connection with a “Change of Control” (as such terms are defined in the respective employment and equity agreements).

(8)
Represents the value of accelerated vesting of RSUs determined by multiplying the number of awards vesting by $11.79, the closing price on December 29, 2017 (and for performance-based RSUs, assuming target performance).

(9)	Represents the value of health and welfare benefits at December 31, 2017 determined under each NEO’s employment agreement.

(10)	Represents the benefit of a promotion award for Mr. Drummond pursuant to the Revised Promotion Bonus Agreement by and between the Company and Mr. Drummond, dated April 6, 2016.

Director Compensation

Pursuant to the compensation program for independent directors adopted by our compensation committee in connection with the Company’s reorganization, our independent directors receive an annual fee equal to $125,000. The independent directors also receive an annual equity award having a fair market value of $125,000 (which for 2017 was granted in the form of RSUs), and are reimbursed for travel and other expenses directly associated with Key business. Additionally, the chair of the audit committee receives an additional $20,000 per year for his service. All members of the audit committee, excluding the chair receive an additional $10,000 per year for their service. All annual director fees are paid in quarterly installments. In January 2018, the compensation committee determined to grant an additional annual retainer to the Lead Director for his service in the amount of 676 shares of restricted stock equal to $10,000. This award was granted to Mr. Gaut on February 1, 2018 and will vest in four equal quarterly installments beginning March 31, 2018.

The following table discloses the cash and equity awards earned, paid or awarded, as the case may be, to each of our independent directors during the fiscal year ended December 31, 2017. As a director who is also an employee, Mr. Drummond received no additional compensation for his service as a director and, as directors who are not considered independent for NYSE purposes, Messrs. Norment, Kotzubei and Kelln and Ms. Sigler received no additional compensation for their services as a director; thus these directors are not included in the following table:

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)
Name			Total ($)
Scott D. Vogel	$125,000	$—	$125,000
Sherman K. Edmiston III	$135,000	$—	$135,000
H.H. Tripp Wommack, III	$145,000	$—	$145,000
Steven H. Pruett	$135,000	$—	$135,000
C. Christopher Gaut	$135,000	$—	$135,000
_________________________

(1)
No grants were made to directors in 2017. In 2017, the compensation committee determined to grant the director’s annual equity awards relating to the 2017 calendar year on January 2, 2018. Due to SEC rules regarding timing of the disclosure of equity awards, the awards relating to the 2017 calendar year are not reflected within the table above. The January 2, 2018 grant to directors was made pursuant to the 2016 ECIP and consisted of 10,603 shares of RSUs granted to each non-employee director that will vest in four equal quarterly installments beginning March 31, 2018. Although the annual equity awards are based on a number of shares having a fair market value of $125,000 on the grant date of the award, because fractional shares are not granted, the amount of the award granted is slightly different than the target award amount. In addition, and as stated above, Mr. Gaut received an additional annual retainer for his service as Lead Director in the amount of 676 shares of restricted stock equal to $10,000. This award was granted to Mr. Gaut on February 1, 2018 and will vest in four equal quarterly installments beginning March 31, 2018. Because fractional shares are not granted, the amount of the award is slightly different than the target award amount. The January 2, 2018 and February 1, 2018 grants will be reflected within the Director Compensation table for the 2018 year.

Compensation Committee Interlocks and Insider Participation

The compensation committee consists of Messrs. Kelln (chair), Kotzubei, Norment, Vogel and Wommack, all of whom are non-employee directors. None of the compensation committee members has served as an officer or employee of Key and none of Key’s executive officers has served as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of the Board. Because the Company currently qualifies as a “Controlled Company” under the NYSE Rule 303A, we are permitted, and have elected, to opt out of the NYSE rules that would otherwise require our compensation committee to be comprised entirely of independent directors. Both Messrs. Vogel and Wommack qualify as independent for NYSE purposes.

CEO Pay Ratio Calculations

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Robert Drummond, our Chief Executive Officer (our “CEO”).

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our Company (other than the CEO) was $56,999.82; and

•	The annual total compensation of our CEO, as reported in the 2017 Summary Compensation Table included above in Part III of this Form 10-K, was $5,589,770.

•	Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 98.07 to 1.

To identity the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•
We determined that, as of December 1, 2017, our employee population consisted of approximately 3009 individuals with all of these individuals located in the United States (as reported in Part I, Item 1 of this Form 10-K). This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

•
We identified our median employee by comparing the amount of salary or wages (including overtime pay) reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. We did not include the value of annual equity award grants as such awards are not widely distributed to our employees.

•
After we identified our median employee, we calculated the median employee’s annual total compensation using the same methodology that we used to determine our CEO’s total compensation for the 2017 Summary Compensation Table, resulting in annual total compensation of $57,105. The difference between our median employee’s salary, wages and overtime pay and the employee’s annual total compensation represents the estimated value of such employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $105) for the 2017 year).

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in Part III of this Form 10-K.

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

The address for each person identified below is care of Key Energy Services, Inc., 1301 McKinney Street, Suite 1800, Houston, Texas 77010.

Throughout this Form 10-K, the individuals who served as our Principal Executive Officer and Principal Financial Officer during fiscal year 2017, and each of our other most highly compensated executive officers that are required to be in our executive compensation disclosures in fiscal year 2017 are referred to as the “Named Executive Officers” or “NEOs.”

Set forth below is certain information with respect to beneficial ownership of our common stock as of February 1, 2018 by each of our NEOs, each of our directors, as well as the directors and all executive officers as a group:

	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Name of Beneficial Owner
Non-Management Directors:
Scott D. Vogel (3)	31,558	*
Sherman K. Edmiston III (4)	6,558	*
H.H. Tripp Wommack III (5)	6,113	*
Steven H. Pruett (6)	6,558	*
C. Cristopher Gaut (7)	6,727	*
Bryan Kelln	—	*
Jacob Kotzubei	—	*
Philip Norment	—	*
Mary Ann Sigler	—	*

Named Executive Officers:
Robert W. Drummond (8)	118,335	*
J. Marshall Dodson (9)	59,896	*
David Brunnert (10)	24,408	*
Scott P. Miller (11)	24,086	*
Katherine I. Hargis (12)	12,345	*

Current Directors and NEOs as a group (14 Persons):	296,584	1.47%
*Less than 1%

(1)
Includes all shares with respect to which each director or executive officer directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares and/or the power to dispose or to direct the disposition of such shares. Includes shares that may be purchased under stock options and/or warrants that are exercisable currently or within 60 days after February 1, 2018.

(2)
An individual’s percentage ownership of common stock outstanding is based on 20,217,661 shares of our common stock outstanding as of February 1, 2018. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes 2,651 unvested restricted stock units.

(4)	Includes 2,651 unvested restricted stock units.

(5)	Includes 2,651 unvested restricted stock units.

(6)	Includes 2,651 unvested restricted stock units.

(7)	Includes 2,820 unvested restricted stock units.

(8)	Includes 29,212 shares of common stock issuable upon the exercise of warrants and includes 50,212 shares of common stock issuable upon the exercise of options.

(9)	Includes 13,786 shares of common stock issuable upon the exercise of warrants and includes 25,508 shares of common stock issuable upon the exercise of options.

(10)	Includes 15,800 shares of common stock issuable upon the exercise of options.

(11)	Includes 3,632 shares of common stock issuable upon the exercise of warrants and includes 11,848 shares of common stock issuable upon the exercise of options.

(12)	Includes 1,852 shares of common stock issuable upon the exercise of warrants and includes 9,876 shares of common stock issuable upon the exercise of options.

The following table sets forth, certain information regarding the beneficial ownership of common stock by each person, other than our directors or executive officers, who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Soter Capital, LLC (1)	9,800,630	48.48%
360 North Crescent Drive, South Building
Beverly Hills, CA 90210

Contrarian Funds (2)	2,376,935	11.76%
411 West Putnam Avenue, Suite 425
Greenwich, CT 06830

Quantum Partners (3)	1,318,474	6.52%
250 West 55th Street, 38th Floor
New York, NY 10019

Silver Point Funds (4)	1,223,496	6.05%
Two Greenwich Plaza
Greenwich, CT 06830

Goldman Sachs Reporting Units (5)	1,038,308	5.14%
200 West Street
New York, NY 10282

(1)
Number of shares beneficially owned is based solely on a Schedule 13D filed with the SEC on December 27, 2016 on behalf of each of: (i) Soter Capital, LLC, a Delaware limited liability company, (ii) Soter Capital Holdings, LLC, a Delaware limited liability company, (iii) PE Soter Holdings, LLC, a Delaware limited liability company, (iv) Platinum Equity Capital Soter Partners, L.P., a Delaware limited partnership, (v) Platinum Equity Partners III, LLC, a Delaware limited liability company, (vi) Platinum Equity Investment Holdings III, LLC, a Delaware limited liability company, (vii) Platinum Equity, LLC, a Delaware limited liability company and (viii) Tom Gores, an individual.

(2)	Number of shares beneficially owned is based solely on a Schedule 13G filed with the SEC on December 27, 2016 on behalf of Contrarian Capital Management, L.L.C. and Contrarian Capital Fund I, L.P.

(3)
Includes 5,752 shares underlying warrants to purchase shares of Key common stock. Number of shares beneficially owned is based solely on a Schedule 13G/A filed with the SEC on February 14, 2017 on behalf of Soros Fund Management LLC, George Soros and Robert Soros relating to shares held for the account of Quantum Partners LP, a Cayman Islands exempted limited partnership.

(4)
Number of shares beneficially owned is based solely on a Schedule 13G/A filed jointly with the SEC on February 14, 2017 by Silver Point Capital, L.P., Mr. Edward A. Mule and Mr. Robert J. O’Shea with respect to ownership of the common stock of the Company by Silver Point Capital Fund., L.P. and Silver Point Capital Offshore Master Fund.

(5)
Number of shares beneficially owned is based solely on a Schedule 13G filed jointly with the SEC on February 7, 2018 by the Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC relating to securities beneficially owned by certain operating units (collectively, the “Goldman Sachs Reporting Units”) of the Goldman Sachs Group, Inc. and its subsidiaries and affiliates. The Goldman Sachs Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the Goldman Sachs Reporting Units or their employees have voting or investment discretion or both, or with respect to which there are limits on their voting or investment authority or both and (ii) certain investment entities of which the Goldman Sachs Reporting Units act as the general partner, managing general partner or other manager, to the extent interests in such entities are held by persons other than the Goldman Sachs Reporting Units.

We have not made any independent determination as to the beneficial ownership of each stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions Related to Our Reorganization

On the Effective Date, pursuant to the Plan, the Company issued to former holders of the Predecessor Company’s 6.75% senior notes, in exchange for the cancellation and discharge of such notes, 7,500,000 shares of the Successor Company’s common stock. The Successor Company also issued 11,769,014 shares of the Successor Company’s common stock to certain participants in rights offerings conducted pursuant to the Plan. As a result of these issuances, on the Effective Date, a number of former holders of the Predecessor Company’s senior notes became beneficial owners of greater than 5% of the Successor Company’s common stock, including (i) Soter, (ii) certain funds managed by Contrarian Capital Management, L.L.C. (the “Contrarian Funds”), (iii) Quantum Partners LP (“Quantum”), and (iv) certain funds managed by Silver Point Capital, L.P. (the “Silver Point Funds,” and collectively with Soter, the Contrarian Funds and Quantum, the “Initial 5% Holders”). In addition, on February 7, 2018, The Goldman Sachs Group, Inc. (the “GS Group”) reported that certain operating units of the GS Group and its affiliates became beneficial owners of greater than 5% of the Successor Company’s common stock.

Term Loan Facility

On the Effective Date, the Company entered into the Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, Cortland Capital Market Services LLC and Cortland Products Corp., as agents for the lenders, and certain financial institutions party thereto as lenders, including certain affiliates of the Contrarian Funds, the Silver Point Funds and Quantum. Affiliates of the Silver Point Funds, Quantum and the Contrarian Funds own approximately $69.39 million, $26.41 million and $1.25 million, respectively, of the $250 million outstanding principal amount of the Term Loan Facility. Please refer to the disclosure in the “Liquidity and Capital Resources” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the material terms of the Term Loan Facility.

Registration Rights Agreement

On the Effective Date, the Company entered into the Registration Rights Agreement with certain stockholders of the Successor Company, including the Initial 5% Holders and an affiliate of the GS Group. Pursuant to the Registration Rights Agreement, Key committed to file a resale shelf registration statement covering all Registrable Securities (as defined in the Registration Rights Agreement) of each stockholder party to the Registration Rights Agreement (each such party, together with its permitted transferees, a “Rights Agreement Party”) by no later than March 6, 2017. Key filed a shelf registration statement covering shares owned by all Rights Agreement Parties other than Soter on March 6, 2017 and the shelf registration statement was declared effective on April 13, 2017. On August 29, 2017, in light of the fact that the holding period prescribed by Rule 144 under the Securities Act of 1933 had expired for all Rights Agreement Parties other than Soter, the Rights Agreement Parties amended the Registration Rights Agreement to terminate the Company’s obligation to keep a registration statement continuously effective. The amendment also provided that if the safe harbor provisions of Rule 144 become unavailable to any Rights Agreement Party, such that the Rights Agreement Party can no longer sell shares without limitations on volume or manner of sale or a notice requirement, then the obligations related to filing and keeping effective a shelf registration statement will be reinstated. On September 5, 2017, the Company terminated the shelf registration statement filed on March 6, 2017.
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
Key is also required to effect underwritten offerings pursuant to shelf takedowns (if a shelf registration statement is then in effect) and demands by the Rights Agreement Parties. Key will not be required to facilitate an underwritten offering facilitated by marketing efforts on the part of Key (a “Marketed Underwritten Offering”) unless the proceeds to all requesting Rights Agreement Parties from such offering are at least $12.5 million. Furthermore, Key will not be required to effect (i) more than two Marketed Underwritten Offerings in any calendar year or more than six Marketed Underwritten Offerings in the aggregate, or (ii) more than four underwritten offerings other than Marketed Underwritten Offerings in any calendar year or more than eight underwritten offerings that are not Marketed Underwritten Offerings in the aggregate, in each case of (i) and (ii), as requested by any Rights Agreement Party other than Soter, Platinum and its other affiliates.
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

Relationships and Transactions with Other Related Persons

Mr. C. Christopher Gaut joined our Board on December 15, 2016, Mr. Gaut served as the Chairman and Chief Executive Officer of Forum until May of 2017. Forum owns approximately 100% of Global Tubing, LLC (“Global”), an equipment supplier of the Company. Sales to Key from Global were approximately $1.8 million for the year ended December 31, 2017. Transactions with Global for their equipment supplies are made on terms consistent with other equipment suppliers. The Board has determined that our relationship with Global did not affect the independence of Mr. Gaut and that Mr. Gaut qualifies as “independent” in accordance with NYSE listing standards.

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

	2017	2016 (1)
Audit fees	$1,129,000	$1,243,440
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,129,000	$1,243,440

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

Report of the Audit Committee

The audit committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2017 and has discussed these financial statements with the Company’s management and independent registered public accounting firm.

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

Based on the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the audit committee referred to above and in the audit committee charter, the audit committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

By the Audit Committee of the Board of Directors

H.H. Tripp Wommack, III, Chair Steven H. Pruett C. Christopher Gaut Sherman K. Edmiston, III

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements and exhibits are filed as part of this report:
1.  Financial Statements — See “Index to Consolidated Financial Statements” at Page 45.
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

2.2	Confirmation Order, as entered by the Bankruptcy Court on December 6, 2016 (Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 7, 2016, File No. 001-08038.)

3.1	Certificate of Incorporation of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to our registration statement on Form 8-A filed on December 15, 2016, File No. 001-08038.)

3.2	Amended and Restated Bylaws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

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

4.3
Platinum Letter Agreement, dated as of December 15, 2016, among Key Energy Services, Inc. and Platinum Equity Advisors, LLC (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

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

10.3.2
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

10.3.3
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

10.3.4
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

10.3.5
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

10.3.6
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

10.3.7
Limited Consent and Second Amendment to Loan Agreement, dated August 24, 2016 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 25, 2016, File No. 001-08038.)

10.3.8
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

10.3.9
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

Exhibit No.	Description

10.4.1†
Employment Agreement dated June 22, 2015 by and between Robert Drummond, Key Energy Services, Inc. and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 22, 2015, File No. 001-08038.)

10.4.2†
Employment Agreement, dated effective as of March 25, 2013, among J. Marshall Dodson and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2013, File No. 001-08038.)

10.4.3†	Form of Cash Retention Award Agreement (Incorporated by reference to Exhibit 99.1 to our current report on Form 8-K file February 3, 2016, File No. 001-08038.)

10.4.4†
Revised Promotion Bonus Agreement between Key Energy Services, Inc. and Robert Drummond, dated April 6, 2016. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 12, 2016, File No. 001-08038.)

10.4.5†
Form of Amended and Restated Cash Retention Award Agreement, amended as of October 17, 2016. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, File No. 001-08038.)

10.4.6†
Amended and Restated Change of Control Agreement between Key Energy Services, Inc. and Eddie Picard, dated January 31, 2017. (Incorporated by reference to Exhibit 10.4.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.4.7†	Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our registration statement on Form S-8 filed on December 19, 2016, File No. 333-215175.)

10.4.8†
Form of Amended and Restated Performance-Based/Time-Vested Option Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.4.9†
Form of Amended and Restated Performance-Based/Time-Vested Restricted Stock Unit Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.4.10†
Form of Amended and Restated Performance-Based/Time-Vested Restricted Stock Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.4.11†	Form of Employment Agreement for Katherine Hargis and David Brunnert. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.4.12†	Form of Time-Vested Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.4.13†	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

Exhibit No.	Description

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

10.6†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

21*	Significant Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KEY ENERGY SERVICES, INC.

By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)
Date: February 28, 2018
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 28, 2018.

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