Form 10-Q
period 2018-03-31
KEY ENERGY SERVICES INC
filed 2018-05-10
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 3, 2018, the number of outstanding shares of common stock of the registrant was 20,231,121.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the other reports we file with the Securities and Exchange Commission.
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

•
other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,516	$73,065
Restricted cash	—	4,000
Accounts receivable, net of allowance for doubtful accounts of $981 and $875, respectively	82,187	69,319
Inventories	21,089	20,942
Other current assets	19,028	19,477
Total current assets	172,820	186,803
Property and equipment	419,685	413,127
Accumulated depreciation	(105,588)	(85,813)
Property and equipment, net	314,097	327,314
Intangible assets, net	448	462
Other non-current assets	14,634	14,542
TOTAL ASSETS	$501,999	$529,121
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,314	$13,697
Current portion of long-term debt	2,500	2,500
Other current liabilities	78,623	87,579
Total current liabilities	98,437	103,776
Long-term debt	242,597	243,103
Workers’ compensation, vehicular and health insurance liabilities	26,373	25,393
Other non-current liabilities	28,471	28,166
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,231,085 and 20,217,641 outstanding	202	202
Additional paid-in capital	261,715	259,314
Retained deficit	(155,796)	(130,833)
Total equity	106,121	128,683
TOTAL LIABILITIES AND EQUITY	$501,999	$529,121
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES	$125,316	$101,452
COSTS AND EXPENSES:
Direct operating expenses	98,211	87,306
Depreciation and amortization expense	20,356	21,301
General and administrative expenses	24,574	30,996
Impairment expense	—	187
Operating loss	(17,825)	(38,338)
Interest expense, net of amounts capitalized	8,144	7,710
Other income, net	(1,007)	(240)
Reorganization items, net	—	1,340
Loss before income taxes	(24,962)	(47,148)
Income tax benefit (expense)	(1)	289
NET LOSS	$(24,963)	$(46,859)
Loss per share:
Basic and diluted	$(1.23)	$(2.33)
Weighted average shares outstanding:
Basic and diluted	20,218	20,096
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
NET LOSS	$(24,963)	$(46,859)
Other comprehensive income:
Foreign currency translation income	—	1,233
COMPREHENSIVE LOSS	$(24,963)	$(45,626)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,963)	$(46,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,356	21,301
Impairment expense	—	187
Bad debt expense	467	622
Accretion of asset retirement obligations	39	59
Income from equity method investments	—	(19)
Amortization of deferred financing costs and premium	119	121
Deferred income tax benefit	—	(32)
Gain on disposal of assets, net	(4,737)	(194)
Share-based compensation	2,400	4,024
Changes in working capital:
Accounts receivable	(13,335)	7,964
Other current assets	485	164
Accounts payable, accrued interest and accrued expenses	(5,339)	(11,004)
Other assets and liabilities	1,084	11,019
Net cash used in operating activities	(23,424)	(12,647)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,444)	(2,440)
Proceeds from sale of assets	6,943	—
Net cash used in investing activities	(2,501)	(2,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(625)	(625)
Payment of deferred financing costs	—	(350)
Proceeds from exercise of warrants	1	—
Net cash used in financing activities	(624)	(975)
Effect of changes in exchange rates on cash	—	(812)
Net decrease in cash, cash equivalents and restricted cash	(26,549)	(16,874)
Cash, cash equivalents, and restricted cash, beginning of period	77,065	115,212
Cash, cash equivalents, and restricted cash, end of period	$50,516	$98,338

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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2017 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
Revenue Recognition
We recognize revenues to depict the transfer of control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See “Note 3. Adoption of ASC 606, Revenue from Contracts with Customers” for further discussion on Revenues.
We recognize revenue based on the ASC 606 model, comprising the following five steps: (i) a contract with the customer exists, (ii) performance obligations have been identified, (iii) the price to the customer has been determined, (iv) the price has been allocated to the performance obligations, and (v) the performance obligation is satisfied. We generally determine that these steps have been satisfied as follows:

A contract with the customer exists when a final understanding between us and our customer has occurred, and can be evidenced by a completed customer purchase order, field ticket, supplier contract, or master service agreement.
Performance obligations have been identified when we have determined the contractual requirements pursuant to the terms of the arrangement. We have a process to determine performance obligations for our contracts.
The price to the customer is determinable and allocated when the amount that is required to be paid is estimated. A price that is determinable is evidenced by contractual terms, our price book, a completed customer purchase order, or a field ticket.
The performance obligation is satisfied in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed.
As an accounting policy election, the Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2017 Form 10-K.
Recent Accounting Developments
ASU 2018-02. In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) that was enacted on December 22, 2017. We adopted this guidance as of January 1, 2018. The adoption of this standard did not have an impact on our consolidated financial statements.
ASU 2016-18. In November 2016, the FASB issued ASU, 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted the new standard effective January 1, 2018 and other than the revised statement of cash flows presentation of restricted cash, the adoption of this standard did not have an impact on our consolidated financial statements.
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We adopted the new standard effective January 1, 2018 and the adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on our consolidated financial statements.
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
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 must be adopted using either a full retrospective method or a modified retrospective method. We adopted the new standard effective January 1, 2018 using the full retrospective method and the adoption of this standard did not have a material impact on our consolidated financial statements.
NOTE 3. ADOPTION OF ASC 606, "REVENUE FROM CONTRACTS WITH CUSTOMERS"
On January 1, 2018, we adopted ASC 606 using the full retrospective method applied to those contracts that were not completed as of December 15, 2016. As noted in prior periods, we emerged from voluntary reorganization under Chapter 11 of the United States Bankruptcy Code on December 15, 2016 and therefore applied fresh-start accounting and adopted ASC 606 in effect at the fresh-start accounting date. As a result of electing to use the full retrospective adoption approach as described above, results for reporting periods beginning after December 15, 2016 are presented under ASC 606.
The adoption of ASC 606 did not have a material impact on our consolidated financial statements, and we did not record any adjustments to opening retained earnings as of December 15, 2016, because our services and rental contracts are principally charged on an hourly or daily rate basis and are primarily short-term in nature, typically less than 30 days.
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2018	2017
U.S. Rig Services	$70,304	$60,291
Fluid Management Services	22,754	17,895
Coiled Tubing Services	18,423	5,341
Fishing and Rental Services	13,835	15,855
International	—	2,070
Total	$125,316	$101,452
Disaggregation of Revenue
We have disaggregated our revenues by our reportable segments including U.S. Rig Services, Fluid Management Services, Coiled Tubing Services and Fishing & Rental Services.
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
We recognize revenue within the U.S. Rig Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. U.S. Rig Services are billed and paid monthly. Payment terms for U.S. Rig Services are usually 30 days from invoice receipt.
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
We recognize revenue within the Fluid Management Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Fluid Management Services are billed and paid monthly. Payment terms for Fluid Management Services are usually 30 days from invoice receipt.
Coiled Tubing Services
Coiled Tubing Services involve the use of a continuous metal pipe spooled onto a large reel, which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones, and various other pre- and post-hydraulic fracturing well preparation services.
We recognize revenue within the Coiled Tubing Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue, typically daily, as the services are provided as we have the right to invoice the customer for the services performed. Coiled Tubing Services are billed and paid monthly. Payment terms for Coiled Tubing Services are usually 30 days from invoice receipt.
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
We recognize revenue within the Fishing and Rental Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Fishing and Rental Services are billed and paid monthly. Payment terms for Fishing and Rental Services are usually 30 days from invoice receipt.
International
Our International segment includes our former operations in Canada and Russia. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
We recognized revenue within the International segment by measuring progress toward satisfying the performance obligation in a manner that best depicted the transfer of goods or services to the customer. The control over services was transferred as the services were rendered to the customer. Specifically, we recognized revenue as the services were provided, typically daily, as we had the right to invoice the customer for the services performed. Services within the international segment were billed and paid monthly. Payment terms for services within the International segment were usually 30 days from invoice receipt.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct- i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.
Contract Balances
Under our revenue contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities under ASC 606.

Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within general and administrative expenses.
The majority of our services are short-term in nature with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
Additionally, our payment terms are short-term in nature with settlements of one year or less. We have, therefore, utilized the practical expedient in ASC 606-10-32-18 exempting the Company from adjusting the promised amount of consideration for the effects of a significant financing component given that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Further, in many of our service contracts we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient in ASC 606-10-55-18 exempting the Company from disclosure of the entity to recognize revenue in the amount to which the Company has a right to invoice.
Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2018 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2017	20,217	$202	$259,314	$(130,833)	$128,683
Exercise of warrants	—	—	1	—	1
Share-based compensation	14	—	2,400	—	2,400
Net loss	—	—	—	(24,963)	(24,963)
Balance at March 31, 2018	20,231	$202	$261,715	$(155,796)	$106,121
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other current assets:
Prepaid current assets	$8,960	$9,598
Reinsurance receivable	7,681	7,328
Other	2,387	2,551
Total	$19,028	$19,477

The table below presents comparative detailed information about other non-current assets at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other non-current assets:
Reinsurance receivable	$8,057	$7,768
Deposits	1,233	1,246
Other	5,344	5,528
Total	$14,634	$14,542
The table below presents comparative detailed information about other current liabilities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other current liabilities:
Accrued payroll, taxes and employee benefits	$11,887	$19,874
Accrued operating expenditures	16,121	11,644
Income, sales, use and other taxes	8,214	12,151
Self-insurance reserve	27,828	26,761
Accrued interest	6,616	6,605
Accrued insurance premiums	3,314	4,077
Unsettled legal claims	3,779	4,747
Accrued severance	250	250
Other	614	1,470
Total	$78,623	$87,579
The table below presents comparative detailed information about other non-current liabilities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Other non-current liabilities:
Asset retirement obligations	$9,098	$8,931
Environmental liabilities	1,962	1,977
Accrued sales, use and other taxes	17,142	17,142
Other	269	116
Total	$28,471	$28,166
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(72)	(58)
Net carrying value	$448	$462

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2018	2019	2020	2021	2022	2023
Trademarks	7.8	43	58	58	58	58	58
Amortization expense for our intangible assets was less than $0.1 million for the three months ended March 31, 2018 and 2017.
NOTE 7. DEBT
As of March 31, 2018 and December 31, 2017, the components of our debt were as follows (in thousands):

	March 31, 2018	December 31, 2017
Term Loan Facility due 2021	$246,875	$247,500
Unamortized debt issuance costs	(1,778)	(1,897)
Total	245,097	245,603
Less current portion	(2,500)	(2,500)
Long-term debt	$242,597	$243,103
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
As of March 31, 2018, we have no borrowings outstanding and $35.6 million of letters of credit outstanding with borrowing capacity of $27.7 million available subject to covenant constraints under our ABL Facility.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three month periods ended March 31, 2018 were as follows:

Three Months Ended
March 31, 2018
Term Loan Facility	11.92%

NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest income	$(184)	$(198)
Other	(823)	(42)
Total	$(1,007)	$(240)
NOTE 9. INCOME TAXES
The 2017 Tax Act was enacted on December 22, 2017. It is comprehensive tax reform legislation that contains significant changes to corporate taxation. Provisions on the enacted law include a permanent reduction of the corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on un-repatriated accumulated earnings of foreign subsidiaries, a partial limitation on the deductibility of business interest expense, a limitation on net operating losses to 80% of taxable income each year, a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a partial territorial system (along with rules that create a new U.S. minimum tax on earnings of foreign subsidiaries), and other related provisions to maintain the U.S. tax base.
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. We believe the provisional amounts recorded during the fourth quarter of 2017 continue to represent a reasonable estimate of the accounting implications of the 2017 Tax Act. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of March 31, 2018. However, tax laws and regulations are subject to interpretation and the outcomes of tax disputes are inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates were 0.0% and 0.6% for the three months ended March 31, 2018 and 2017, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three months ended March 31, 2018 and 2017. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2018.
As of March 31, 2018, we had $0.1 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of March 31, 2018. We believe that it is reasonably possible that all remaining unrecognized tax positions may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $3.8 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2018. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
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
On or about January 10, 2017, Key entered into a settlement with the Santa Barbara County District Attorney. Key agreed to plead no contest to one felony count (Count 2), a violation of California Labor Code 6425(a). The Santa Barbara County District Attorney also agreed to recommend total restitution, fines, fees, and surcharges not to exceed $450,000. The court dismissed the remaining charges (Counts 1 and 3) against Key. The parties agreed to postpone sentencing in the matter until January 31, 2018.  The parties agreed that if Key paid all of the total restitution, fines, fees, and surcharges by January 31, 2018, the Santa Barbara County District Attorney would not object to Key withdrawing its plea to a felony count on Count 2 and entering a plea to a misdemeanor. On January 31, 2018, the sentence was entered as a misdemeanor and the matter was concluded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim and a $2 million maximum per general liability claim. As of March 31, 2018 and December 31, 2017, we have recorded $54.2 million and $52.2 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $15.7 million and $15.1 million of insurance receivables as of March 31, 2018 and December 31, 2017, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of March 31, 2018 and December 31, 2017, we have recorded $2.0 million for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

The components of our loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(24,963)	$(46,859)
Denominator
Weighted average shares outstanding	20,218	20,096
Basic and diluted loss per share	$(1.23)	$(2.33)
Restricted stock units (“RSUs”), stock options, and warrants are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding.
The company has issued potentially dilutive instruments such as RSUs, stock options, and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended
	March 31,
	2018	2017
RSUs	1,166	677
Stock options	163	677
Warrants	1,838	1,838
Total	3,167	3,192
No events occurred after March 31, 2018 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $2.0 million and $2.8 million during the three months ended March 31, 2018 and 2017, respectively. Our employee share-based awards vest in equal installments over a three-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.3 million during the three months ended March 31, 2018 and 2017. The unrecognized compensation cost related to our unvested share-based awards as of March 31, 2018 is estimated to be $11.5 million and is expected to be recognized over a weighted-average period of 1.7 years.
Stock Option Awards
We recognized compensation expense related to our stock options of less than $0.1 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. Our employee stock options vest in equal installments over a four-year period. The unrecognized compensation cost related to our unvested stock options as of March 31, 2018 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 1.7 years.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of $0.3 million and zero during the three months ended March 31, 2018 and 2017, respectively. Our phantom shares vest ratably over a three-year period. The unrecognized compensation cost related to our unvested phantom shares as of March 31, 2018 is estimated to be $1.9 million and is expected to be recognized over a weighted-average period of 1.8 years.
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
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
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
International
Our International segment includes our former operations in Russia and Canada. In April 2015, we announced our decision to exit markets in which we participate outside of North America. To this end, we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. Our services in Canada consisted of technology development and control systems, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.
Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2018 and 2017 (in thousands):

As of and for the three months ended March 31, 2018
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$70,304	$22,754	$18,423	$13,835	$—	$—	$125,316
Intersegment revenues	65	351	9	515	—	(940)	—
Depreciation and amortization	7,787	5,179	1,172	5,754	464	—	20,356
Impairment expense	—	—	—	—	—	—	—
Other operating expenses	59,567	20,639	13,319	12,033	17,227	—	122,785
Operating income (loss)	2,950	(3,064)	3,932	(3,952)	(17,691)	—	(17,825)
Reorganization items, net	—	—	—	—	—	—	—
Interest expense, net of amounts capitalized	—	—	—	—	8,144	—	8,144
Income (loss) before income taxes	3,006	(3,028)	3,932	(3,945)	(24,927)	—	(24,962)
Long-lived assets(1)	155,688	70,275	20,419	57,971	130,559	(105,733)	329,179
Total assets	212,529	86,595	38,943	69,762	189,836	(95,666)	501,999
Capital expenditures	3,466	1,483	3,057	366	1,072	—	9,444

As of and for the three months ended March 31, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$60,291	$17,895	$5,341	$15,855	$2,070	$—	$—	$101,452
Intersegment revenues	46	284	22	920	—	—	(1,272)	—
Depreciation and amortization	7,324	5,808	1,413	5,950	525	281	—	21,301
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	55,054	19,024	6,213	13,782	3,658	20,571	—	118,302
Operating loss	(2,087)	(6,937)	(2,285)	(3,877)	(2,300)	(20,852)	—	(38,338)
Reorganization items, net	—	—	—	—	—	1,340	—	1,340
Interest expense, net of amounts capitalized	—	—	—	—	—	7,710	—	7,710
Loss before income taxes	(2,091)	(7,165)	(2,278)	(3,674)	(2,242)	(29,698)	—	(47,148)
Long-lived assets(1)	172,549	92,019	23,766	85,764	1,344	130,686	(110,481)	395,647
Total assets	295,921	11,638	35,129	348,879	142,599	6,683	(236,603)	604,246
Capital expenditures	2,026	118	—	27	116	153	—	2,440

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2018 and 2017, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K and Part 1A. Risk Factors of our 2016 Form 10-K.
We provide information regarding five business segments: U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. Our International segment includes our former operations in Canada and Russia, which were sold in the second and third quarters of 2017, respectively. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.

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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2018:
First Quarter	$62.91	$3.08	951	1,220

2017:
First Quarter	$51.60	$3.02	729	1,128
Second Quarter	$48.07	$3.07	878	1,210
Third Quarter	$48.18	$2.95	927	1,206
Fourth Quarter	$55.27	$2.90	902	1,205

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net
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
In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our domestic trucking activity tends to occur on a 24/7 basis, as did our international rig activity prior to the sale of our international operations. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2017 through the first quarter of 2018:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2018:	U.S.	International	Total
First Quarter	175,232	—	175,232	214,194	63

2017:
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Fourth Quarter	164,480	—	164,480	223,478	61
Total 2016	656,139	7,100	663,239	785,410	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and into 2016 and demand for our products and services declined substantially, along with the prices we are able to charge our customers. While we sought to reduce our cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. In 2017, oil prices recovered off the lows of 2016 and spurred an increase in the Baker Hughes U.S. rig count and related well completion activity, however, the same magnitude of activity increase did not occur in our principal Rig Services business, as measured by the AESC well service rig count, as oil and gas producers’ production maintenance spending has not recovered to the same extent as new well drilling and completion spending.
During the first quarter of 2018, we experienced improvement in demand for our services, particularly those driven by the completion of oil and natural gas wells, and were able to increase prices for most of our service offerings. While the oil price has increased to levels not experienced since the end of 2014 and we have seen improvement in demand, we have not yet seen a substantial change in activity as it relates to our customer’s spending for the maintenance of existing oil and gas wells, particularly conventional wells, along with the improvement in oil prices. We believe that with a stabilization of oil prices at a level consistent with current pricing will, over time, result in the demand for our services to increase Additionally, we believe that continued aging of horizontal wells and customers choosing to increase production through accretive regular well maintenance in these horizontal wells will strengthen demand for and increase the price of our services over the next several years. With increased demand for oilfield services broadly, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers or offset price increases realized due to inflation in labor costs.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31,
	2018	2017
REVENUES	$125,316	$101,452
COSTS AND EXPENSES:
Direct operating expenses	98,211	87,306
Depreciation and amortization expense	20,356	21,301
General and administrative expenses	24,574	30,996
Impairment expense	—	187
Operating loss	(17,825)	(38,338)
Interest expense, net of amounts capitalized	8,144	7,710
Other income, net	(1,007)	(240)
Reorganization items, net	—	1,340
Loss before income taxes	(24,962)	(47,148)
Income tax benefit (expense)	(1)	289
NET LOSS	$(24,963)	$(46,859)

Consolidated Results of Operations — Three Months Ended March 31, 2018 and 2017
Revenues
Our revenues for the three months ended March 31, 2018 increased $23.9 million, or 23.5%, to $125.3 million from $101.5 million for the three months ended March 31, 2017, due to an increase in spending from our customers as they react to improving commodity prices and we benefited from sequential improvements in coiled tubing activity as spending for new well construction increased. Internationally, we had lower revenue as a result of the sale of our operations in Russia. See “Segment Operating Results — Three Months Ended March 31, 2018 and 2017” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses
Our direct operating expenses increased $10.9 million, to $98.2 million (78.4% of revenues), for the three months ended March 31, 2018, compared to $87.3 million (86.1% of revenues) for the three months ended March 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and the increase in repair and maintenance expense due to costs associated with making idle equipment ready for work.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.9 million, or 4.4%, to $20.4 million during the three months ended March 31, 2018, compared to $21.3 million for the three months ended March 31, 2017. This decrease is primarily due to the sale businesses in our International segment and our frac stack equipment and well testing services business.
General and Administrative Expenses
General and administrative expenses decreased $6.4 million, to $24.6 million (19.6% of revenues), for the three months ended March 31, 2018, compared to $31.0 million (30.6% of revenues) for the three months ended March 31, 2017. The decrease is primarily due lower employee compensation costs due to reduced staffing levels.
Impairment Expense
During the three months ended March 31, 2018, we did not record an impairment. During the three months ended March 31, 2017, we recorded a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit, which was sold in the third quarter of 2017, to fair market value.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $0.4 million, or 5.6%, to $8.1 million for the three months ended March 31, 2018, compared to $7.7 million for the same period in 2017. The increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other Income, Net
During the three months ended March 31, 2018, we recognized other income, net, of $1.0 million, compared to other income, net, of $0.2 million for the three months ended March 31, 2017.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Interest income	$(184)	$(198)
Other	(823)	(42)
Total	$(1,007)	$(240)
Reorganization Items, Net
There were no reorganization item expenses for the three months ended March 31, 2018, compared to $1.3 million reorganization item expenses for the same period in 2017. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit (Expense)
We recorded an income tax expense of less than $0.1 million on a pre-tax loss of $25.0 million for the three months ended March 31, 2018, compared to an income tax benefit of $0.3 million on a pre-tax loss of $47.1 million for the same period in 2017. Our effective tax rate was 0.0% for the three months ended March 31, 2018, compared to 0.6% for the three months ended March 31, 2017. Our effective tax rates differ from the applicable U.S. statutory rates during the three months ended March 31, 2018 (21%) and during the three months ended March 31, 2017 (35%) due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

Segment Operating Results — Three Months Ended March 31, 2018 and 2017
The following table shows operating results for each of our segments for the three months ended March 31, 2018 and 2017 (in thousands):

For the three months ended March 31, 2018
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support	Total
Revenues from external customers	$70,304	$22,754	$18,423	$13,835	$—	$125,316
Operating expenses	67,354	25,818	14,491	17,787	17,691	143,141
Operating loss	2,950	(3,064)	3,932	(3,952)	(17,691)	(17,825)

For the three months ended March 31, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$60,291	$17,895	$5,341	$15,855	$2,070	$—	$101,452
Operating expenses	62,378	24,832	7,626	19,732	4,370	20,852	139,790
Operating loss	(2,087)	(6,937)	(2,285)	(3,877)	(2,300)	(20,852)	(38,338)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $10.0 million, or 16.6%, to $70.3 million for the three months ended March 31, 2018, compared to $60.3 million for the three months ended March 31, 2017. The increase for this segment is primarily due to favorable pricing charged for our services and an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our U.S. Rig Services segment were $67.4 million for the three months ended March 31, 2018, which represented an increase of $5.0 million, or 8.0%, compared to $62.4 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment increased $4.9 million, or 27.2%, to $22.8 million for the three months ended March 31, 2018, compared to $17.9 million for the three months ended March 31, 2017. The increase for this segment is primarily due to favorable pricing charged for our services and an increase in spending from our customers as they react to improving commodity prices.
Operating expenses for our Fluid Management Services segment were $25.8 million for the three months ended March 31, 2018, which represented an increase of $1.0 million, or 4.0%, compared to $24.8 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $13.1 million, or 244.9%, to $18.4 million for the three months ended March 31, 2018, compared to $5.3 million for the three months ended March 31, 2017. The increase for this segment is primarily due to favorable pricing charged for our services and an increase in drilling and completion spending from our customers as they react to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $14.5 million for the three months ended March 31, 2018, which represented an increase of $6.9 million, or 90.0%, compared to $7.6 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $2.0 million, or 12.7%, to $13.8 million for the three months ended March 31, 2018, compared to $15.9 million for the three months ended March 31, 2017. The decrease for this segment is primarily due to the sale of our frac stack equipment and well testing services business in the second quarter of 2017.

Operating expenses for our Fishing and Rental Services segment were $17.8 million for the three months ended March 31, 2018, which represented a decrease of $1.9 million, or 9.9%, compared to $19.7 million for the same period in 2017. The decrease for this segment is primarily due to the sale of our frac stack equipment and well testing services business in the second quarter of 2017.
International
There were no revenues for our International segment for the three months ended March 31, 2018, compared to $2.1 million for the three months ended March 31, 2017. The decrease was primarily attributable the exit of operations in Russia during the third quarter of 2017.
There were no operating expenses for our International segment for the three months ended March 31, 2018, compared to $4.4 million for the three months ended March 31, 2017. These expenses were related to employee compensation costs and equipment expense and a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit to fair market value.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reportable business segments, decreased $3.2 million, or 15.2%, to $17.7 million (14.1% of consolidated revenues) for the three months ended March 31, 2018 compared to $20.9 million (20.6% of consolidated revenues) for the same period in 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2018, we had total liquidity of $78.2 million which consists of $50.5 million cash and cash equivalents and $27.7 million of borrowing capacity available under our ABL Facility. This compares to total liquidity of $97.8 million which consists of $73.1 million cash and cash equivalents and $24.7 million of borrowing capacity available under our ABL Facility as of December 31, 2017. Our working capital was $74.4 million as of March 31, 2018, compared to $83.0 million as of December 31, 2017. Our working capital decreased from the prior year end primarily as a result of a decrease in cash, cash equivalents and restricted cash and an increase in accounts payable, partially offset by an increase in accounts receivable and a decrease in other current liabilities. As of March 31, 2018, we had no borrowings outstanding and $35.6 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(23,424)	$(12,647)
Cash paid for capital expenditures	(9,444)	(2,440)
Proceeds received from sale of fixed assets	6,943	—
Repayments of long-term debt	(625)	(625)
Payment of deferred financing costs	—	(350)
Other financing activities, net	1	—
Effect of exchange rates on cash	—	(812)
Net decrease in cash, cash equivalents and restricted cash	$(26,549)	$(16,874)
Cash used in operating activities was $23.4 million for the three months ended March 31, 2018 compared to cash used in operating activities of $12.6 million for the three months ended March 31, 2017. Cash used in operating activities for the three months ended March 31, 2018 was primarily related to net loss adjusted for noncash items and decrease in accrued liabilities. Cash used in operating activities for the three months ended March 31, 2017 was primarily related to net loss adjusted for noncash items and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.
Cash used in investing activities was $2.5 million for the three months ended March 31, 2018 compared to cash used in investing activities of $2.4 million for the three months ended March 31, 2017. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.

Cash used in financing activities was $0.6 million for the three months ended March 31, 2018 compared to cash used in financing activities of $1.0 million for the three months ended March 31, 2017. Financing cash outflows primarily relate to the repayment of long-term debt and payment of deferred financing costs.
Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
At March 31, 2018, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2018	$1,875
2019	2,500
2020	2,500
2021	240,000
Total principal payments	$246,875
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
As of March 31, 2018, we have no borrowings outstanding under the ABL Facility and $35.6 million of letters of credit outstanding with borrowing capacity of $27.7 million available subject to covenant constraints under our ABL Facility.

Term Loan Facility
On December 15, 2016, the Company entered into the Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders. The Term Loan Facility had an outstanding principal amount of $250 million as of December15, 2016.
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
Debt Compliance
At March 31, 2018, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the three months ended March 31, 2018, our capital expenditures totaled $9.4 million, primarily related to the addition of new equipment to needed to take advantage of the recent increase in activity. Our capital expenditure plan for 2018 contemplates spending between $30 million and $35 million, subject to market conditions. This is primarily related to the addition of new equipment needed to take advantage of the recent increase in activity and the ongoing maintenance of our equipment. Our capital expenditure program for 2018 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2018 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2018 to expand our presence in a market. We currently anticipate funding our 2018 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Off-Balance Sheet Arrangements
At March 31, 2018, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2017 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.
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
Changes in Internal Control over Financial Reporting
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. Although the new revenue recognition standard is not expected to have a material impact on our ongoing net income, we nevertheless implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies, procedures and training based on the five-step model provided in the new revenue recognition standard, the continued review of contracts with customers, and the gathering of information provided for disclosures.
With the exception of ASC 606, Revenue from Contracts with Customers, there were no changes in our internal control over financial reporting during the first quarter of 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
On or about January 10, 2017, Key entered into a settlement with the Santa Barbara County District Attorney. Key agreed to plead no contest to one felony count (Count 2), a violation of California Labor Code 6425(a). The Santa Barbara County District Attorney also agreed to recommend total restitution, fines, fees, and surcharges not to exceed $450,000. The court dismissed the remaining charges (Counts 1 and 3) against Key. The parties agreed to postpone sentencing in the matter until January 31, 2018.  The parties agreed that if Key paid all of the total restitution, fines, fees, and surcharges by January 31, 2018, the Santa Barbara County District Attorney would not object to Key withdrawing its plea to a felony count on Count 2 and entering a plea to a misdemeanor. On January 31, 2018, the sentence was entered as a misdemeanor and the matter was concluded.

ITEM 1A.	RISK FACTORS
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Form 10-K, except as follows:
Our operations may be subject to cyber-attacks that could have an adverse effect on our business operations.
Like most companies, we rely heavily on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, and to maintain various records, which may include information regarding our customers, employees or other third parties, and the integrity of these systems are essential for us to conduct our business and operations. We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions), however, we cannot provide assurance that our security efforts and measures will prevent security threats from materializing, unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. Cyber-attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, unauthorized release of confidential or otherwise protected information and corruption of data. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of proprietary information. Any failure of our information or communication systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially adversely affect us.
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

Date:	May 10, 2018	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)