Form 10-Q
period 2018-06-30
KEY ENERGY SERVICES INC
filed 2018-08-09
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 3, 2018, the number of outstanding shares of common stock of the registrant was 20,244,545.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 and in the other reports we file with the Securities and Exchange Commission.
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

•
other factors affecting our business described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2018 and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,262	$73,065
Restricted cash	—	4,000
Accounts receivable, net of allowance for doubtful accounts of $954 and $875, respectively	93,339	69,319
Inventories	19,188	20,942
Other current assets	15,382	19,477
Total current assets	180,171	186,803
Property and equipment	424,393	413,127
Accumulated depreciation	(124,981)	(85,813)
Property and equipment, net	299,412	327,314
Intangible assets, net	433	462
Other non-current assets	9,487	14,542
TOTAL ASSETS	$489,503	$529,121
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,611	$13,697
Current portion of long-term debt	2,500	2,500
Other current liabilities	85,899	87,579
Total current liabilities	104,010	103,776
Long-term debt	242,091	243,103
Workers’ compensation, vehicular and health insurance liabilities	25,241	25,393
Other non-current liabilities	28,431	28,166
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,244,545 and 20,217,641 outstanding	202	202
Additional paid-in capital	262,219	259,314
Retained deficit	(172,691)	(130,833)
Total equity	89,730	128,683
TOTAL LIABILITIES AND EQUITY	$489,503	$529,121
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES	$144,405	$107,780	$269,721	$209,232
COSTS AND EXPENSES:
Direct operating expenses	109,747	63,560	207,958	150,866
Depreciation and amortization expense	20,717	20,910	41,073	42,211
General and administrative expenses	22,854	30,334	47,428	61,330
Impairment expense	—	—	—	187
Operating loss	(8,913)	(7,024)	(26,738)	(45,362)
Interest expense, net of amounts capitalized	8,573	7,872	16,717	15,582
Other income, net	(752)	(961)	(1,759)	(1,201)
Reorganization items, net	—	101	—	1,441
Loss before income taxes	(16,734)	(14,036)	(41,696)	(61,184)
Income tax benefit (expense)	(161)	853	(162)	1,142
NET LOSS	$(16,895)	$(13,183)	$(41,858)	$(60,042)
Loss per share:
Basic and diluted	$(0.84)	$(0.66)	$(2.07)	$(2.99)
Weighted average shares outstanding:
Basic and diluted	20,231	20,099	20,224	20,098
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET LOSS	$(16,895)	$(13,183)	$(41,858)	$(60,042)
Other comprehensive income (loss):
Foreign currency translation income (loss)	—	(215)	—	1,018
COMPREHENSIVE LOSS	$(16,895)	$(13,398)	$(41,858)	$(59,024)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,858)	$(60,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	41,073	42,211
Impairment expense	—	187
Bad debt expense	427	854
Accretion of asset retirement obligations	80	99
Loss from equity method investments	—	560
Amortization of deferred financing costs	238	239
Deferred income tax benefit	—	(30)
Income on disposal of assets, net	(5,467)	(21,599)
Share-based compensation	2,902	8,159
Changes in working capital:
Accounts receivable	(24,447)	4,448
Other current assets	5,850	7,297
Accounts payable, accrued interest and accrued expenses	(565)	(17,966)
Share-based compensation liability awards	799	—
Other assets and liabilities	5,710	8,395
Net cash used in operating activities	(15,258)	(27,188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,173)	(7,236)
Proceeds from sale of assets	8,875	24,106
Net cash provided by (used in) investing activities	(8,298)	16,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,250)	(1,250)
Payment of deferred financing costs	—	(350)
Repurchases of common stock	—	(54)
Proceeds from exercise of warrants	3	—
Net cash used in financing activities	(1,247)	(1,654)
Effect of changes in exchange rates on cash	—	144
Net decrease in cash, cash equivalents and restricted cash	(24,803)	(11,828)
Cash, cash equivalents, and restricted cash, beginning of period	77,065	115,212
Cash, cash equivalents, and restricted cash, end of period	$52,262	$103,384
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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

	Six Months Ended
	June 30,
	2018	2017
Rig Services	$150,760	$122,093
Fluid Management Services	46,344	36,762
Coiled Tubing Services	42,293	14,506
Fishing and Rental Services	30,324	31,631
International	—	4,240
Total	$269,721	$209,232
Disaggregation of Revenue
We have disaggregated our revenues by our reportable segments including Rig Services, Fluid Management Services, Coiled Tubing Services and Fishing & Rental Services.
Rig Services
Our Rig Services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of oil and gas wells.
We recognize revenue within the Rig Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Rig Services are billed and paid monthly. Payment terms for Rig Services are usually 30 days from invoice receipt.
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
International
Our former International segment included our former operations in Canada and Russia. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2018 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2017	20,217	$202	$259,314	$(130,833)	$128,683
Exercise of warrants	—	—	3	—	3
Share-based compensation	28	—	2,902	—	2,902
Net loss	—	—	—	(41,858)	(41,858)
Balance at June 30, 2018	20,245	$202	$262,219	$(172,691)	$89,730
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other current assets:
Prepaid current assets	$6,897	$9,598
Reinsurance receivable	7,263	7,328
Other	1,222	2,551
Total	$15,382	$19,477
The table below presents comparative detailed information about other non-current assets at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other non-current assets:
Reinsurance receivable	$7,662	$7,768
Deposits	1,223	1,246
Other	602	5,528
Total	$9,487	$14,542

The table below presents comparative detailed information about other current liabilities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other current liabilities:
Accrued payroll, taxes and employee benefits	$20,472	$19,874
Accrued operating expenditures	15,168	11,644
Income, sales, use and other taxes	9,694	12,151
Self-insurance reserve	27,355	26,761
Accrued interest	7,003	6,605
Accrued insurance premiums	1,593	4,077
Unsettled legal claims	3,470	4,747
Accrued severance	250	250
Other	894	1,470
Total	$85,899	$87,579
The table below presents comparative detailed information about other non-current liabilities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Other non-current liabilities:
Asset retirement obligations	$9,005	$8,931
Environmental liabilities	1,889	1,977
Accrued sales, use and other taxes	17,143	17,142
Other	394	116
Total	$28,431	$28,166
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018	December 31, 2017
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(87)	(58)
Net carrying value	$433	$462
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2018	2019	2020	2021	2022	2023
Trademarks	7.5	$29	$58	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three and six months ended June 30, 2018 and 2017.

NOTE 7. DEBT
As of June 30, 2018 and December 31, 2017, the components of our debt were as follows (in thousands):

	June 30, 2018	December 31, 2017
Term Loan Facility due 2021	$246,250	$247,500
Unamortized debt issuance costs	(1,659)	(1,897)
Total	244,591	245,603
Less current portion	(2,500)	(2,500)
Long-term debt	$242,091	$243,103
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
As of June 30, 2018, we have no borrowings outstanding and $35.6 million of letters of credit outstanding with borrowing capacity of $38.3 million available subject to covenant constraints under our ABL Facility.
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
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. If a prepayment is made prior to the first anniversary of the loan, such prepayment must be made with make-whole amount with the calculation of the make-whole amount as specified in the Term Loan Facility. If a prepayment is made after the first anniversary of the loan but prior to the second anniversary, such prepayment must be made at 106% of the principle amount, if a prepayment is made after the second anniversary but prior to the third anniversary, such prepayment must be made at 103% of the principle amount. After the third anniversary, if a prepayment is made, no prepayment premium is due. The Company is required to make principal payments in the amount of $625,000 per quarter. In addition, pursuant to the Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, and upon certain change of control transactions, subject in each case to certain exceptions.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three and six month periods ended June 30, 2018 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Term Loan Facility	12.49%	12.21%
NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income	$(194)	$(155)	$(378)	$(352)
Other	(558)	(806)	(1,381)	(849)
Total	$(752)	$(961)	$(1,759)	$(1,201)
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

We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes. The guidance allows for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. We believe the provisional amounts recorded during the fourth quarter of 2017 continue to represent a reasonable estimate of the accounting implications of the 2017 Tax Act. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of June 30, 2018. However, tax laws and regulations are subject to interpretation and the outcomes of tax disputes are inherently uncertain, and therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2018 and 2017 were (1.0%) and 6.1%, respectively, and (0.4%) and 1.9% for the six months ended June 30, 2018 and 2017, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three and six months ended June 30, 2018 and 2017. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets.  No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2018.
As of June 30, 2018, we had $0.1 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of June 30, 2018. We believe that it is reasonably possible that all remaining unrecognized tax positions may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $3.5 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2018. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of June 30, 2018 and December 31, 2017, we have recorded $52.6 million and $52.2 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $14.9 million and $15.1 million of insurance receivables as of June 30, 2018 and December 31, 2017, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of June 30, 2018 and December 31, 2017, we have recorded $1.9 million and $2.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(16,895)	$(13,183)	$(41,858)	$(60,042)
Denominator
Weighted average shares outstanding	20,231	20,099	20,224	20,098
Basic and diluted loss per share	$(0.84)	$(0.66)	$(2.07)	$(2.99)
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
The company has issued potentially dilutive instruments such as RSUs, stock options, and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
RSUs	1,115	667	1,121	667
Stock options	163	667	163	667
Warrants	1,838	1,838	1,838	1,838
Total	3,116	3,172	3,122	3,172
No events occurred after June 30, 2018 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $0.3 million and $3.0 million during the three months ended June 30, 2018 and 2017, respectively. We recognized employee share-based compensation expense of $2.4 million and $5.7 million during the six months ended June 30, 2018 and 2017, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares, vest in equal installments over a three-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.2 million during the three months ended June 30, 2018 and 2017. We recognized share-based compensation expense related to our outside directors of $0.5 million during the six months ended June 30, 2018 and 2017. The unrecognized compensation cost related to our unvested share-based awards as of June 30, 2018 is estimated to be $5.7 million and is expected to be recognized over a weighted-average period of 1.5 years.

Stock Option Awards
We recognized compensation expense related to our stock options of zero and $1.0 million during the three months ended June 30, 2018 and 2017, respectively. We recognized compensation expense related to our stock options of zero and $1.8 million during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of $0.5 million and zero during the three months ended June 30, 2018 and 2017, respectively. We recognized compensation expense related to our phantom shares of $0.8 million and zero during the six months ended June 30, 2018 and 2017, respectively. The unrecognized compensation cost related to our unvested phantom shares as of June 30, 2018 is estimated to be $1.9 million and is expected to be recognized over a weighted-average period of 1.5 years.
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
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
Rig Services
Our Rig Services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data and provides safety control systems. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.
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
International
Our former International segment included our former operations in Russia and Canada. In April 2015, we announced our decision to exit markets in which we participate outside of North America. To this end we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. Our services in Canada consisted of technology development and control systems, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2018 and 2017 (in thousands):

As of and for the three months ended June 30, 2018
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$80,456	$23,590	$23,870	$16,489	$—	$—	$144,405
Intersegment revenues	191	346	10	556	—	(1,103)	—
Depreciation and amortization	7,870	5,140	1,312	5,891	504	—	20,717
Other operating expenses	64,532	20,056	19,405	12,739	15,869	—	132,601
Operating income (loss)	8,054	(1,606)	3,153	(2,141)	(16,373)	—	(8,913)
Interest expense, net of amounts capitalized	—	—	—	—	8,573	—	8,573
Income (loss) before income taxes	8,090	(1,577)	3,156	(2,135)	(24,268)	—	(16,734)
Long-lived assets(1)	150,617	65,935	19,114	53,170	86,921	(66,425)	309,332
Total assets	212,059	82,620	37,649	68,716	146,398	(57,939)	489,503
Capital expenditures	4,282	653	841	414	1,539	—	7,729

As of and for the three months ended June 30, 2017
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$61,802	$18,867	$9,165	$15,776	$2,170	$—	$—	$107,780
Intersegment revenues	54	354	—	706	—	—	(1,114)	—
Depreciation and amortization	7,895	5,469	1,284	5,850	32	380	—	20,910
Other operating expenses	54,084	16,625	7,556	(7,568)	3,490	19,707	—	93,894
Operating income (loss)	(177)	(3,227)	325	17,494	(1,352)	(20,087)	—	(7,024)
Reorganization items, net	—	—	—	—	—	101	—	101
Interest expense, net of amounts capitalized	—	—	—	—	—	7,872	—	7,872
Income (loss) before income taxes	(19)	(3,071)	330	17,514	(1,044)	(27,746)	—	(14,036)
Long-lived assets(1)	173,679	82,994	21,422	74,285	544	124,711	(99,765)	377,870
Total assets	297,716	7,617	35,750	367,224	129,176	(46,368)	(202,762)	588,353
Capital expenditures	2,642	975	179	503	240	257	—	4,796

As of and for the six months ended June 30, 2018
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$150,760	$46,344	$42,293	$30,324	$—	$—	$269,721
Intersegment revenues	256	697	19	1,071	—	(2,043)	—
Depreciation and amortization	15,657	10,319	2,484	11,645	968	—	41,073
Other operating expenses	124,099	40,695	32,724	24,772	33,096	—	255,386
Operating income (loss)	11,004	(4,670)	7,085	(6,093)	(34,064)	—	(26,738)
Interest expense, net of amounts capitalized	—	—	—	—	16,717	—	16,717
Income (loss) before income taxes	11,096	(4,605)	7,088	(6,080)	(49,195)	—	(41,696)
Long-lived assets(1)	150,617	65,935	19,114	53,170	86,921	(66,425)	309,332
Total assets	212,059	82,620	37,649	68,716	146,398	(57,939)	489,503
Capital expenditures	7,748	2,136	3,898	780	2,611	—	17,173

As of and for the six months ended June 30, 2017
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$122,093	$36,762	$14,506	$31,631	$4,240	$—	$—	$209,232
Intersegment revenues	100	638	22	1,626	—	—	(2,386)	—
Depreciation and amortization	15,219	11,277	2,697	11,800	557	661	—	42,211
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	109,138	35,649	13,769	6,214	7,148	40,278	—	212,196
Operating income (loss)	(2,264)	(10,164)	(1,960)	13,617	(3,652)	(40,939)	—	(45,362)
Reorganization items, net	—	—	—	—	—	1,441	—	1,441
Interest expense, net of amounts capitalized	—	—	—	—	—	15,582	—	15,582
Income (loss) before income taxes	(2,110)	(10,236)	(1,948)	13,840	(3,286)	(57,444)	—	(61,184)
Long-lived assets(1)	173,679	82,994	21,422	74,285	544	124,711	(99,765)	377,870
Total assets	297,716	7,617	35,750	367,224	129,176	(46,368)	(202,762)	588,353
Capital expenditures	4,668	1,093	179	530	356	410	—	7,236

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the six months ended June 30, 2018 and 2017, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K and Part I, Item 1A. Risk Factors of our 2017 Form 10-K and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2018.
We provide information regarding five business segments: Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. Our former International segment included our former operations in Canada and Russia, which were sold in the second and third quarters of 2017, respectively. We also have a “Functional Support” segment associated with managing our U.S. business segments and previously, our International business segment. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2018:
First Quarter	$62.91	$3.08	951	1,220
Second Quarter	$68.07	$2.85	1,021	1,297

2017:
First Quarter	$51.60	$3.02	729	1,128
Second Quarter	$48.07	$3.07	878	1,210
Third Quarter	$48.18	$2.95	927	1,206
Fourth Quarter	$55.27	$2.90	902	1,205

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our domestic trucking activity tends to occur on a 24/7 basis, as did our international rig activity prior to the sale of our international operations. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2017 through the second quarter of 2018:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2018:	U.S.	International	Total
First Quarter	175,232	—	175,232	214,194	63
Second Quarter	187,578	—	187,578	201,427	64
Total 2018	362,810	—	362,810	415,621	127

2017:
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Fourth Quarter	164,480	—	164,480	223,478	61
Total 2017	656,139	7,100	663,239	785,410	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
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
During the first six months of 2018, we experienced improvement in demand for our services, particularly those driven by the completion of oil and natural gas wells, and were able to increase prices for most of our service offerings. While the oil price has increased to levels not experienced since the end of 2014 and we have seen improvement in demand across all of our service offerings, we have not yet seen a substantial change in activity as it relates to our customer’s spending for the maintenance of existing oil and gas wells, particularly conventional wells, along with the improvement in oil prices. We believe that a continued stabilization of oil prices at a level consistent with current pricing will result in increases in demand for our services. Additionally, we believe that continued aging of horizontal wells and customers choosing to increase production through accretive regular well maintenance in these horizontal wells will strengthen demand for and allow for an increase the price of our services over the next several years. With increased demand for oilfield services broadly and specifically in the services we offer, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers and constrain growth or offset price increases realized due to inflation in labor costs necessary to attract and retain employees.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES	$144,405	$107,780	$269,721	$209,232
COSTS AND EXPENSES:
Direct operating expenses	109,747	63,560	207,958	150,866
Depreciation and amortization expense	20,717	20,910	41,073	42,211
General and administrative expenses	22,854	30,334	47,428	61,330
Impairment expense	—	—	—	187
Operating loss	(8,913)	(7,024)	(26,738)	(45,362)
Interest expense, net of amounts capitalized	8,573	7,872	16,717	15,582
Other income, net	(752)	(961)	(1,759)	(1,201)
Reorganization items, net	—	101	—	1,441
Loss before income taxes	(16,734)	(14,036)	(41,696)	(61,184)
Income tax benefit (expense)	(161)	853	(162)	1,142
NET LOSS	$(16,895)	$(13,183)	$(41,858)	$(60,042)
Consolidated Results of Operations — Three Months Ended June 30, 2018 and 2017
Revenues
Our revenues for the three months ended June 30, 2018 increased $36.6 million, or 34.0%, to $144.4 million from $107.8 million for the three months ended June 30, 2017, due to an increase in spending from our customers as they react to improving commodity prices. We also benefited in the three months ended June 30, 2018 from sequential improvements in coiled tubing activity as spending for new well construction increased. Internationally, we had no revenue in 2018 as a result of the sale of our operations in Canada and Russia. See “Segment Operating Results — Three Months Ended June 30, 2018 and 2017” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $46.2 million, to $109.7 million (76.0% of revenues), for the three months ended June 30, 2018, compared to $63.6 million (59.0% of revenues) for the three months ended June 30, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense and the decrease in gain on sale of assets related to the sale of our frac stack equipment and well testing services business which was sold in the second quarter of 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.2 million, or 0.9%, to $20.7 million during the three months ended June 30, 2018, compared to $20.9 million for the three months ended June 30, 2017. This decrease is primarily due to the sale businesses of our former International segment and our frac stack equipment and well testing services business.
General and Administrative Expenses
General and administrative expenses decreased $7.5 million, to $22.9 million (15.8% of revenues), for the three months ended June 30, 2018, compared to $30.3 million (28.1% of revenues) for the three months ended June 30, 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $0.7 million, or 8.9%, to $8.6 million for the three months ended June 30, 2018, compared to $7.9 million for the same period in 2017. The increase is primarily related to the increase in the variable interest rate on our long-term debt.

Other Income, Net
During the quarter ended June 30, 2018, we recognized other income, net, of $0.8 million, compared to other income, net, of $1.0 million for the quarter ended June 30, 2017.
The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended
	June 30,
	2018	2017
Interest income	$(194)	$(155)
Other	(558)	(806)
Total	$(752)	$(961)
Reorganization Items, Net
There were no reorganization item expenses for the three months ended June 30, 2018, compared to $0.1 million of reorganization item expenses for the same period in 2017. Reorganization items expenses consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit (Expense)
We recorded an income tax expense of $0.2 million on a pre-tax loss of $16.7 million in the three months ended June 30, 2018, compared to an income tax benefit of $0.9 million on a pre-tax loss of $14.0 million in the three months ended June 30, 2017. Our effective tax rate was (1.0%) for the three months ended June 30, 2018, compared to 6.1% for the three months ended June 30, 2017. Our effective tax rates differ from the applicable U.S. statutory rates during the three months ended June 30, 2018 (21%) and during the three months ended June 30, 2017 (35%) due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended June 30, 2018 and 2017
The following table shows operating results for each of our segments for the three months ended June 30, 2018 and 2017 (in thousands):

For the three months ended June 30, 2018
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support	Total
Revenues from external customers	$80,456	$23,590	$23,870	$16,489	$—	$144,405
Operating expenses	72,402	25,196	20,717	18,630	16,373	153,318
Operating income (loss)	8,054	(1,606)	3,153	(2,141)	(16,373)	(8,913)

For the three months ended June 30, 2017
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$61,802	$18,867	$9,165	$15,776	$2,170	$—	$107,780
Operating expenses	61,979	22,094	8,840	(1,718)	3,522	20,087	114,804
Operating income (loss)	(177)	(3,227)	325	17,494	(1,352)	(20,087)	(7,024)
Rig Services
Revenues for our Rig Services segment increased $18.7 million, or 30.2%, to $80.5 million for the three months ended June 30, 2018, compared to $61.8 million for the three months ended June 30, 2017. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our Rig Services segment were $72.4 million during the three months ended June 30, 2018, which represented an increase of $10.4 million, or 16.8%, compared to $62.0 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment increased $4.7 million, or 25.0%, to $23.6 million for the three months ended June 30, 2018, compared to $18.9 million for the three months ended June 30, 2017. The increase for this segment is primarily due to an increase in spending from our customers as they react to improving commodity prices.
Operating expenses for our Fluid Management Services segment were $25.2 million during the three months ended June 30, 2018, which represented an increase of $3.1 million, or 14.0%, compared to $22.1 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $14.7 million, or 160.4%, to $23.9 million for the three months ended June 30, 2018, compared to $9.2 million for the three months ended June 30, 2017. The increase for this segment is primarily due to an increase in completion spending from our customers as they react to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $20.7 million during the three months ended June 30, 2018, which represented an increase of $11.9 million, or 134.4%, compared to $8.8 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $0.7 million, or 4.5%, to $16.5 million for the three months ended June 30, 2018, compared to $15.8 million for the three months ended June 30, 2017. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices, which is partially offset by the sale of our frac stack equipment and well testing services business, which was sold in the second quarter of 2017.
Operating expenses for our Fishing and Rental Services segment were $18.6 million during the three months ended June 30, 2018, which represented an increase of $20.3 million, compared to a gain of $1.7 million for the same period in 2017. The increase for this segment is primarily due to the decrease in gain on sale of assets related to the sale of our frac stack equipment and well testing services business which was sold in the second quarter of 2017.
International
We sold the remaining businesses of our former International segment, our Canadian subsidiary and our Russian subsidiary, in the second and third quarters of 2017, respectively. Accordingly, for 2018, we no longer have an International segment.
Revenues for our former International segment for the three months ended June 30, 2017 were $2.2 million. Operating expenses for our former International segment for the three months ended June 30, 2017 were $3.5 million. These expenses were related to employee compensation costs and equipment expense and a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit to fair market value.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and former International reporting segments, decreased $3.7 million, or 18.5%, to $16.4 million (11.3% of consolidated revenues) for the three months ended June 30, 2018 compared to $20.1 million (18.6% of consolidated revenues) for the same period in 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels.
Consolidated Results of Operations — Six Months Ended June 30, 2018 and 2017
Revenues
Our revenues for the six months ended June 30, 2018 increased $60.5 million, or 28.9%, to $269.7 million from $209.2 million for the six months ended June 30, 2017, due to an increase in spending from our customers as they react to improving commodity prices. We also benefited in the six months ended June 30, 2018 from sequential improvements in coiled tubing activity as spending for new well construction increased. Internationally, we had no revenue in 2018 as a result of the sale our operations in Canada and Russia. See “Segment Operating Results — Six Months Ended June 30, 2018 and 2017” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses
Our direct operating expenses increased $57.1 million, to $208.0 million (77.1% of revenues), for the six months ended June 30, 2018, compared to $150.9 million (72.1% of revenues) for the six months ended June 30, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and, with respect to the increase in repair and maintenance expense due to costs associated with making idle equipment ready for work and the decrease in gain on sale of assets related to the sale of our frac stack equipment and well testing services business which was sold in the second quarter of 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $1.1 million, or 2.7%, to $41.1 million during the six months ended June 30, 2018, compared to $42.2 million for the six months ended June 30, 2017. This decrease is primarily due to the sale businesses of our former International segment and our frac stack equipment and well testing services business.
General and Administrative Expenses
General and administrative expenses decreased $13.9 million, to $47.4 million (17.6% of revenues), for the six months ended June 30, 2018, compared to $61.3 million (29.3% of revenues) for the six months ended June 30, 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels.
Impairment Expense
During the six months ended June 30, 2018, we did not record an impairment. During the six months ended June 30, 2017, we recorded a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit, which was sold in the third quarter of 2017, to fair market value.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $1.1 million, or 7.3%, to $16.7 million for the six months ended June 30, 2018, compared to $15.6 million for the same period in 2017. The increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other Income, Net
During the six months ended June 30, 2018, we recognized other income, net, of $1.8 million, compared to other income, net, of $1.2 million for the six months ended June 30, 2017.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Interest income	$(378)	$(352)
Other	(1,381)	(849)
Total	$(1,759)	$(1,201)
Reorganization Items, Net
There were no reorganization item expenses for the six months ended, compared to $1.4 million of reorganization item expenses for the same period in 2017. Reorganization items expenses consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit (Expense)
We recorded an income tax expense of $0.2 million on a pre-tax loss of $41.7 million for the six months ended June 30, 2018, compared to an income tax benefit of $1.1 million on a pre-tax loss of $61.2 million for the same period in 2017. Our effective tax rate was (0.4%) for the six months ended June 30, 2018, compared to 1.9% for the six months ended June 30, 2017. Our effective tax rates differ from the applicable U.S. statutory rates during the six months ended June 30, 2018, (21%) and during the six months ended June 30, 2017, (35%) due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

Segment Operating Results — Six Months Ended June 30, 2018 and 2017
The following table shows operating results for each of our segments for the six months ended June 30, 2018 and 2017 (in thousands):

For the six months ended June 30, 2018
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	Functional Support	Total
Revenues from external customers	$150,760	$46,344	$42,293	$30,324	$—	$269,721
Operating expenses	139,756	51,014	35,208	36,417	34,064	296,459
Operating income (loss)	11,004	(4,670)	7,085	(6,093)	(34,064)	(26,738)

For the six months ended June 30, 2017
	Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$122,093	$36,762	$14,506	$31,631	$4,240	$—	$209,232
Operating expenses	124,357	46,926	16,466	18,014	7,892	40,939	254,594
Operating income (loss)	(2,264)	(10,164)	(1,960)	13,617	(3,652)	(40,939)	(45,362)
Rig Services
Revenues for our Rig Services segment increased $28.7 million, or 23.5%, to $150.8 million for the six months ended June 30, 2018, compared to $122.1 million for the six months ended June 30, 2017. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our Rig Services segment were $139.8 million for the six months ended June 30, 2018, which represented an increase of $15.4 million, or 12.4%, compared to $124.4 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment increased $9.6 million, or 26.1%, to $46.3 million for the six months ended June 30, 2018, compared to $36.8 million for the six months ended June 30, 2017. The increase for this segment is primarily due an increase in spending from our customers as they react to improving commodity prices.
Operating expenses for our Fluid Management Services segment were $51.0 million for the six months ended June 30, 2018, which represented an increase of $4.1 million, or 8.7%, compared to $46.9 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $27.8 million, or 191.6%, to $42.3 million for the six months ended June 30, 2018, compared to $14.5 million for the six months ended June 30, 2017. The increase for this segment is primarily due an increase in completion spending from our customers as they react to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $35.2 million for the six months ended June 30, 2018, which represented an increase of $18.7 million, or 113.8%, compared to $16.5 million for the same period in 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $1.3 million, or 4.1%, to $30.3 million for the six months ended June 30, 2018, compared to $31.6 million for the six months ended June 30, 2017. The decrease for this segment is primarily due to the sale of our frac stack equipment and well testing services business which was sold in the second quarter of 2017, partially offset by an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our Fishing and Rental Services segment were $36.4 million for the six months ended June 30, 2018, which represented an increase of $18.4 million, or 102.2%, compared to $18.0 million for the same period in 2017. The increase for this segment is primarily due to the decrease in gain on sale of assets related to the sale of our frac stack equipment and well testing services business in the second quarter of 2017.
International
We sold the remaining businesses of our former International segment, our Canadian subsidiary and our Russian subsidiary, in the second and third quarters of 2017, respectively. Accordingly, for 2018, we no longer have an International segment.
Revenues for our former International segment for the six months ended June 30, 2017 were $4.2 million. Operating expenses for our former International segment for the six months ended June 30, 2017 were $7.9 million. These expenses were related to employee compensation costs and equipment expense and a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit to fair market value.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $6.9 million, or 16.8%, to $34.1 million (12.6% of consolidated revenues) for the six months ended June 30, 2018 compared to $40.9 million (19.6% of consolidated revenues) for the same period in 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2018, we had total liquidity of $90.6 million which consists of $52.3 million cash and cash equivalents and $38.3 million of borrowing capacity available under our ABL Facility. This compares to total liquidity of $97.8 million which consists of $73.1 million cash and cash equivalents and $24.7 million of borrowing capacity available under our ABL Facility as of December 31, 2017. Our working capital was $76.2 million as of June 30, 2018, compared to $83.0 million as of December 31, 2017. Our working capital decreased from the prior year end primarily as a result of a decrease in cash, cash equivalents, restricted cash, prepaid assets and inventories, partially offset by an increase in accounts receivable. As of June 30, 2018, we had no borrowings outstanding and $35.6 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(15,258)	$(27,188)
Cash paid for capital expenditures	(17,173)	(7,236)
Proceeds received from sale of fixed assets	8,875	24,106
Repayments of long-term debt	(1,250)	(1,250)
Payment of deferred financing costs	—	(350)
Other financing activities, net	3	(54)
Effect of exchange rates on cash	—	144
Net decrease in cash, cash equivalents and restricted cash	$(24,803)	$(11,828)
Cash used in operating activities was $15.3 million for the six months ended June 30, 2018 compared to cash used in operating activities of $27.2 million for the six months ended June 30, 2017. Cash used in operating activities for the six months ended June 30, 2018 was primarily related to an increase in accounts receivable, partially offset by a decrease in prepaid assets, inventories and other noncurrent assets. Cash used in operating activities for the six months ended June 30, 2017 was primarily related to net loss adjusted for noncash items and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable, prepaid assets, inventories and other noncurrent assets.
Cash used in investing activities was $8.3 million for the six months ended June 30, 2018 compared to cash provided by investing activities of $16.9 million for the six months ended June 30, 2017. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets.
Cash used in financing activities was $1.2 million for the six months ended June 30, 2018 compared to cash used in financing activities of $1.7 million for the six months ended June 30, 2017. Financing cash outflows for the six months ended June 30, 2018 and June 30, 2017 primarily relate to the repayment of long-term debt.

Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
At June 30, 2018, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2018	$1,250
2019	2,500
2020	2,500
2021	240,000
Total principal payments	$246,250
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
As of June 30, 2018, we have no borrowings outstanding under the ABL Facility and $35.6 million of letters of credit outstanding with borrowing capacity of $38.3 million available subject to covenant constraints under our ABL Facility.

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
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. If a prepayment is made prior to the first anniversary of the loan, such prepayment must be made with make-whole amount with the calculation of the make-whole amount as specified in the Term Loan Facility. If a prepayment is made after the first anniversary of the loan but prior to the second anniversary, such prepayment must be made at 106% of the principle amount, if a prepayment is made after the second anniversary but prior to the third anniversary, such prepayment must be made at 103% of the principle amount. After the third anniversary, if a prepayment is made, no prepayment premium is due. The Company is required to make principal payments in the amount of $625,000 per quarter. In addition, pursuant to the Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, and upon certain change of control transactions, subject in each case to certain exceptions.
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
Debt Compliance
At June 30, 2018, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the six months ended June 30, 2018, our capital expenditures totaled $17.2 million, primarily related to the addition of new equipment needed to take advantage of the recent increase in activity. Our capital expenditure plan for 2018 contemplates spending between $35 million and $40 million, subject to market conditions. This is primarily related to the addition of new equipment needed to take advantage of the recent increase in activity and the ongoing maintenance of our equipment. Our capital expenditure program for 2018 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2018 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2018 to expand our presence in a market. We currently anticipate funding our 2018 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Off-Balance Sheet Arrangements
At June 30, 2018 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Form 10-K and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.
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

10.1
Letter Agreement, dated as of May 15, 2018, between the Company and Robert Drummond (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018, File No. 001-08038).

10.2	Form of Retention Bonus Award Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018, File No. 001-08038).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2018	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (As duly authorized officer and Principal Financial Officer)