Form 10-K
period 2018-12-31
KEY ENERGY SERVICES INC
filed 2019-03-15
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Title of Class
None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐         No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐         No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2018, based on the $16.24 per share closing price for the registrant’s common stock on such date, was $126.9 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 15, 2019, the number of outstanding shares of common stock of the registrant was 20,363,198.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

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

•
our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue and/or operating income and the possibility of our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or business segments individually);

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
We provide a full range of well services to major oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. To that end, we completed the sale of our business in Mexico in the fourth quarter of 2016, and of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. The Company expects that the industry in which it operates will continue to experience consolidation, and as part of its strategy the Company actively explores opportunities arising out of this consolidation, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, including by engaging in discussions with other industry participants concerning these opportunities. There can be no assurance that any such activities will be consummated.
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
Service Offerings
Our reportable business segments are Rig Services, Fishing and Rental Services, Coiled Tubing Services and Fluid Management Services. Our reportable business segments previously included an International segment. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our Rig Services, Fluid Management Services, Coiled Tubing Services and Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Mexico, Canada and Russia. During the fourth quarter of 2016, we completed the sale of our business in Mexico. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. See “Note 23. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
We believe that the largest competitors for our Rig Services include C & J Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd., Pioneer Energy Services Corp, Ranger Energy Services, Inc.,
and Nine Energy Services. Numerous smaller companies also compete in our rig-based markets in the United States.
Fishing and Rental Services
We offer a full line of fishing services and rental equipment designed for use in providing onshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units and foam air units. Our rental inventory also included frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also had provided well-testing services. Our frac stack equipment and well-testing services were sold in the second quarter of 2017.
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
International Segment
Our International segment included our former operations in Mexico, Canada and Russia. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in these international markets consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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

Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to long horizontal laterals. Higher derrick lifting capacity rigs will be utilized to service the deeper wells and longer laterals as they require a higher pull weight and taller derrick. The lower derrick lifting capacity rigs are typically used on shallower, less complex wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment. The following table summarizes our rigs based on derrick height measured in feet as of December 31, 2018:

	Derrick Height (Feet)
	< 102’	≥ 102’	Total
Active	102	163	265
Warm stacked	173	87	260
Cold stacked	246	108	354
Total	521	358	879
Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our Coiled Tubing Services fleet by pipe diameter as of December 31, 2018:

	Pipe Diameter
	< 2”	≥ 2” < 2.375”	≥ 2.375”	Total
Active	10	2	9	21
Warm stacked	6	5	2	13
Cold stacked	6	7	2	15
Total	22	14	13	49
Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our Fluid Management Services fleet as of December 31, 2018:

	Active	Warm Stacked	Cold Stacked	Total
Truck Type
Vacuum Trucks	241	151	24	416
Winch Trucks	71	25	10	106
Hot Oil Trucks	21	19	8	48
Kill Trucks	37	27	9	73
Other	37	14	6	57
Total	407	236	57	700

Disposal Wells
As part of our Fluid Management Services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2018:

	Owned	Leased(1)	Total
Location
Arkansas	1	—	1
Louisiana	3	—	3
New Mexico	1	9	10
Texas	23	27	50
Total	28	36	64

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
Customers
Our customers include major oil companies, independent oil and natural gas production companies. During the year ended December 31, 2017 and the period from January 1, 2016 through December 15, 2016, Chevron Texaco Exploration and Production accounted for approximately 12% and 14% of our consolidated revenue, respectively. During the period from January 1, 2016 through December 15, 2016, OXY USA Inc. accounted for approximately 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016. No customers accounted for more than 10% of our total accounts receivable as of December 31, 2018 and 2017.
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
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2019 and 2035.
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
Employees
As of December 31, 2018, we employed approximately 2,600 persons. Our employees are not represented by a labor union and are not covered by collective bargaining agreements. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.
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
Risks Related to Our Business
The depressed conditions in our industry have materially and adversely affected our results of operations, cash flows and financial condition and, unless conditions in our industry improve, this trend could continue during 2019 and potentially beyond.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and while improved, remained volatile through 2018. As a result, demand for our products and services declined substantially from 2014, and the prices we are able to charge our customers for our products and services also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2018 and, unless conditions in our industry improve, this trend will continue during 2019 and potentially beyond.
We had substantial net losses during 2016, 2017 and 2018, and, during 2018, our cash flow used by operations was $1.8 million. If industry conditions do not improve, we may continue to suffer net losses and negative cash flows from operations.
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
Prices for oil and natural gas historically have been volatile as a result of changes in the supply of, and demand for, oil and natural gas and other factors. The significant decline in oil and natural gas prices that began in 2014 and continued throughout 2015, 2016, 2017 and 2018 caused many of our customers to significantly change and reduce drilling, completion and other production activities and related spending on our products and services in those years. In addition, the reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply substantially reduced the prices we can charge our customers for our services.
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
Although we reduced the amount of our debt by approximately $697 million as a result of the reorganization in 2016, as of December 31, 2018, we had $243.6 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2018, we had $243.6 million of total debt.
An increase in our level of indebtedness could exacerbate the risks described in the immediately preceding risk factor and the occurrence of any of such events could result in a material adverse effect on our business, financial condition, results of operations, and business prospects.
We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and other costs of our operations depends on our ability to generate cash in the future. This, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During fiscal year 2018, we had negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen.
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
No customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2018 and our ten largest customers represented approximately 46% of our consolidated revenues for the year ended December 31, 2018. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
Our business could be materially and adversely affected by severe weather. Our customers’ oil and natural gas operations located in Louisiana and parts of Texas may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. Furthermore, our customers’ operations may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own operations. Repercussions of severe weather conditions may include:

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
Furthermore, as of December 31, 2018, there were 918,992 4-Year Warrants and 918,958 5-Year Warrants outstanding. The exercise price of one 4-Year Warrant is $43.52, and the exercise price of one 5-Year Warrant is $54.40, each subject to certain adjustments.
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
The following table shows our active owned and leased properties, as well as active SWD facilities as of December 31, 2018:

	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
Owned	38	28	55
Leased	22	36	27
TOTAL	60	64	82

(1)	Includes five residential properties leased for the purpose of to housing employees.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Information
Our common stock is traded on the NYSE under the symbol “KEG.” As of February 15, 2019, there were 91 registered holders of 20,363,198 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not.
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
The graph below compares the cumulative total stockholder return on the Successor Company’s common stock from December 16, 2016, the date such common stock was listed on the NYSE, through December 31, 2018. The graph assumes $100 invested on December 16, 2016 in our common stock and $100 invested on each such date in each of the PHLX Oil Service Sector Index, the Russell 2000 Index and our peer group, with dividends reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index,
the PHLX Oil Service Sector Index and Peer Group

*    $100 invested on December 16, 2016 in stock or index, including reinvestment of dividends.
Issuer Purchases of Equity Securities
During the fourth quarter of 2018, we repurchased an aggregate of 27,793 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2018 to October 31, 2018	—	$—	—	—
November 1, 2018 to November 30, 2018	—	$—	—	—
December 1, 2018 to December 31, 2018	27,793	$2.07	—	—
(1) The Company did not have at any time between October 1, 2018 and December 31, 2018, and currently does not have, a share repurchase program in place.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 20. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	803	$34.92	380
Equity compensation plans not approved by stockholders	—	$—	—
Total	803		380

(1)	Represents stock-based awards outstanding under the 2016 Equity and Cash Incentive Plan (the “2016 ECIP”).

(2)	Represents shares that may be issued upon vesting of restricted stock units (“RSUs”).

(3)	RSUs do not have an exercise price; therefore, RSUs are excluded from weighted average exercise price of outstanding awards.

(4)
Represents the number of shares remaining available for grant under the 2016 ECIP as of December 31, 2018. If any common stock underlying an unvested award is cancelled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the 2016 ECIP.

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2014 through December 31, 2018 has been derived from our audited financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”
RESULTS OF OPERATIONS DATA
(in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31,		Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31,
	2018	2017			2015	2014
REVENUES	$521,695	$436,165	$17,830	$399,423	$792,326	$1,427,336
COSTS AND EXPENSES:
Direct operating expenses	406,396	332,332	16,603	362,825	714,637	1,059,651
Depreciation and amortization expense	82,639	84,542	3,574	131,296	180,271	200,738
General and administrative expenses	91,626	115,284	6,501	163,257	202,631	249,646
Impairment expense	—	187	—	44,646	722,096	121,176
Operating loss	(58,966)	(96,180)	(8,848)	(302,601)	(1,027,309)	(203,875)
Reorganization items, net	—	1,501	—	(245,571)	—	—
Interest expense, net of amounts capitalized	34,163	31,797	1,364	74,320	73,847	54,227
Other (income) expense, net	(2,354)	(7,187)	32	(2,443)	9,394	1,009
Loss before tax	(90,775)	(122,291)	(10,244)	(128,907)	(1,110,550)	(259,111)
Income tax (expense) benefit	1,979	1,702	—	(2,829)	192,849	80,483
NET LOSS	$(88,796)	$(120,589)	$(10,244)	$(131,736)	$(917,701)	$(178,628)
Loss per share:
Basic and Diluted	$(4.38)	$(6.00)	$(0.51)	$(0.82)	$(5.86)	$(1.16)
Weighted Average Shares Outstanding:
Basic and Diluted	20,250	20,105	20,090	160,587	156,598	153,371
 CASH FLOW DATA
(in thousands)

	Successor			Predecessor
	Year Ended December 31,		Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Year Ended December 31,
	2018	2017			2015	2014
Net cash provided by (used in) operating activities	$(1,845)	$(51,367)	$(417)	$(138,449)	$(22,386)	$164,168
Net cash provided by (used in) investing activities	(22,132)	16,913	(251)	6,544	(19,403)	(146,840)
Net cash provided by (used in) financing activities	(2,777)	(3,547)	—	43,451	218,729	(22,058)
Effect of changes in exchange rates on cash	—	(146)	—	(20)	110	3,728

BALANCE SHEET DATA
(in thousands)

	Successor			Predecessor
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2015	2014
Working capital	$55,034	$83,027	$117,775	$265,943	$191,937
Property and equipment, gross	439,043	413,127	408,716	2,376,388	2,555,515
Property and equipment, net	275,710	327,314	405,151	880,032	1,235,258
Total assets	443,174	529,121	657,981	1,327,798	2,322,763
Long-term debt and capital leases, net of current maturities	241,079	243,103	245,477	961,700	737,691
Total liabilities	397,654	400,438	415,364	1,187,508	1,264,700
Equity	45,520	128,683	242,617	140,290	1,058,063

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
Overview
We provide a full range of well services to major oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. We previously had operations in Mexico, which was sold during the fourth quarter of 2016, and Canada and Russia, which were sold in the second and third quarters of 2017, respectively.
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in the lower oil and natural gas price environment that has persisted since late 2014, demand for service and maintenance has decreased as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work and our customers have significantly curtailed their capital spending beginning in 2015 and continuing into 2018. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
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
Growth in Population of Horizontal Oil and Gas Wells
Since the revolution of horizontal well drilling and hydraulic fracturing began in the United States, thousands of new horizontal oil wells have been added, many in the period from 2012 to 2014. As the initial production from these wells declines over their first several years of production, and these wells are placed on artificial lift systems to maintain production, we believe that these wells will require periodic maintenance similar to a conventional oil well. In many instances due to the depth and long lateral sections of these wells, a larger well service rig with a higher rated derrick capacity will be needed to do this maintenance. We intend to invest in this portion of our well service rig fleet, and the needed rental equipment and services, either through organic capital deployment or acquisition to capitalize on this trend and the growing population of horizontal wells that have entered or will enter the phase of their life where regular maintenance is required.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as a coincident indicator of overall Exploration and Production (“E&P”) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of E&P companies’ capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2014	$93.17	$4.37	1,804	2,024
2015	$48.66	$2.62	943	1,481
2016	$43.29	$2.52	486	1,061
2017	$50.80	$2.99	856	1,187
2018	$65.23	$3.15	1,013	1,292

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2016 through 2018.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
	U.S.	International	Total
2018:
First Quarter	175,232	—	175,232	214,194	63
Second Quarter	187,578	—	187,578	201,427	64
Third Quarter	180,943	—	180,943	184,310	63
Fourth Quarter	156,453	—	156,453	179,405	62
Total 2018	700,206	—	700,206	779,336	252
2017:
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Fourth Quarter	164,480	—	164,480	223,478	61
Total 2017	656,139	7,100	663,239	785,410	251
2016:
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Fourth Quarter	169,087	4,341	173,428	192,049	61
Total 2016	630,297	23,139	653,436	807,367	252

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in onshore U.S. basins. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries, and available supply of and demand for the services we provide. Higher oil prices have historically spurred additional demand for our services as oil and gas producers increase spending on production maintenance and drilling and completion of new wells.
Over the course of 2018, strengthening oil prices led to improvement in demand for our services, particularly those driven by the completion of oil and natural gas wells, and we were able to increase prices for most of our service offerings. While the oil price rose to levels not experienced since the end of 2014 and we experienced improvement in demand across all of our service offerings, we have not yet seen a substantial change in activity as it relates to our customer’s spending for the maintenance of existing oil and gas wells, particularly conventional wells.
During the fourth quarter of 2018, we experienced a decline in revenues due to seasonal effects and a decline in our completion driven revenues, primarily in our coiled tubing services, due to a reduction in completion activities that we believe occurred as a result of the lack of take away pipeline capacity for operators in the Permian Basin, our clients completion of their 2018 budgets and the decline in oil prices experienced in the fourth quarter of 2018. We expect that as commodity prices have improved in 2019 and take away capacity is added to the Permian Basin over 2019, demand for completion driven services will increase. Additionally, we believe that continued aging of horizontal wells over 2019 and future periods and customers choosing to increase production through accretive regular well maintenance in these horizontal wells will strengthen demand and pricing for our well maintenance services over the next several years. With increased demand for oilfield services broadly and specifically in the services we offer, we expect the demand for qualified employees to also increase. An inability to attract and retain qualified employees to meet the needs of our customers may constrain our growth in 2019 and future periods or offset price increases realized due to inflation in labor costs necessary to attract and retain employees.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information for the periods indicated. The period from December 16 to December 31, 2016 (Successor Company) and the period from January 1 to December 15, 2016 (Predecessor Company) are distinct reporting periods as a result of our emergence from bankruptcy on December 15, 2016. References in these results of operations to the change and the percentage change combine the Successor Company and Predecessor Company results for the year ended December 31, 2016 in order to provide some comparability of such information to the years ended December 31, 2018 and December 31, 2017. While this combined presentation is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measure is presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the years ended December 31, 2018 and December 31, 2017.

	Year Ended December 31,
	2018	2017	Change	% Change
REVENUES	$521,695	$436,165	$85,530	20%
COSTS AND EXPENSES:
Direct operating expenses	406,396	332,332	74,064	22%
Depreciation and amortization expense	82,639	84,542	(1,903)	(2)%
General and administrative expenses	91,626	115,284	(23,658)	(21)%
Impairment expense	—	187	(187)	(100)%
Operating loss	(58,966)	(96,180)	37,214	(39)%
Reorganization items, net	—	1,501	(1,501)	(100)%
Interest expense, net of amounts capitalized	34,163	31,797	2,366	7%
Other (income) loss, net	(2,354)	(7,187)	4,833	(67)%
Loss before income taxes	(90,775)	(122,291)	31,516	(26)%
Income tax benefit	1,979	1,702	277	16%
NET LOSS	$(88,796)	$(120,589)	$31,793	(26)%
Years Ended December 31, 2018 and 2017
Revenues
Our revenues for the year ended December 31, 2018 increased $85.5 million, or 19.6%, to $521.7 million from $436.2 million for the year ended December 31, 2017, due to an increase in spending from our customers as they react to improving commodity prices and our ability to increase prices for our services. Internationally, we had no revenue in 2018 as a result of the sale our operations in Canada and Russia. See “Segment Operating Results — Years Ended December 31, 2018 and 2017” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses increased $74.1 million, or 22.3%, to $406.4 million (77.9% of revenues) for the year ended December 31, 2018, compared to $332.3 million (76.2% of revenues) for the year ended December 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense, due to an increase in activity levels and, with respect to the increase in repair and maintenance expense, due to costs associated with making idle equipment ready for work and the decrease in gain on sale of assets related to the sale of our frac stack equipment and well testing services business which were sold in the second quarter of 2017. See “Segment Operating Results — Years Ended December 31, 2018 and 2017” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.9 million, or 2.2%, to 82.6 million (15.8% of revenues) for the year ended December 31, 2018, compared to $84.5 million (19.4% of revenues) for the year ended December 31, 2017. This decrease is primarily due to the sale of businesses of our former International segment and our frac stack equipment and well-testing services business in 2017.

General and administrative expenses
General and administrative expenses decreased $23.7 million, or 20.6%, to $91.6 million (17.6% of revenues) for the year ended December 31, 2018, compared to $115.3 million (26.4% of revenues) for the year ended December 31, 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal settlement expenses.
Impairment expense
During the year ended December 31, 2018, we did not record an impairment. During the year ended December 31, 2017, we recorded a $0.2 million impairment to reduce the carrying value of assets and related liabilities of our Russian business unit, which was sold in the third quarter of 2017, to fair market value.
Reorganization items, net
During the year ended December 31, 2018, we recorded zero reorganization items, compared to $1.5 million for the year ended December 31, 2017, primarily consisting of professional fees incurred in connection with our emergence from voluntary reorganization.
Interest expense, net of amounts capitalized
Interest expense increased $2.4 million to $34.2 million (6.5% of revenues) for the year ended December 31, 2018, compared to $31.8 million (7.3% of revenues) for the year ended December 31, 2017. This increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other income, net
During the year ended December 31, 2018, we recognized other income, net, of $2.4 million, compared to $7.2 million for the year ended December 31, 2017. Other income, net for the year ended December 31, 2017 includes a $4.7 million gain on sale related to our Russian subsidiary which was disposed of in the third quarter of 2017.
The table below presents comparative detailed information about combined other loss, net at December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change	% Change
Interest income	$(820)	$(711)	$(109)	15%
Foreign exchange gain	(2)	(33)	31	(94)%
Other, net	(1,532)	(6,443)	4,911	(76)%
Total	$(2,354)	$(7,187)	$4,833	(67)%
Income tax benefit
Our income tax benefit was $2.0 million (2.2% effective rate) on a pre-tax loss of $90.8 million for the year ended December 31, 2018, compared to an income tax benefit of $1.7 million (1.4% effective rate) on a pre-tax loss of $122.3 million for the year ended December 31, 2017. Our effective tax rates for the 2018 and 2017 periods differ from the U.S. statutory rate of 21% and 35%, respectively, due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
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

Years Ended December 31, 2017 and 2016

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
The table below presents comparative detailed information about combined other loss, net at December 31, 2017 and 2016:

	Successor		Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016	Change	% Change
Interest income	$(711)	$(20)	$(407)	$(284)	67%
Foreign exchange loss	(33)	17	1,005	(1,055)	(103)%
Other, net	(6,443)	35	(3,041)	(3,437)	114%
Total	$(7,187)	$32	$(2,443)	$(4,776)	198%
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

Segment Operating Results
Years Ended December 31, 2018 and 2017
The following table shows operating results for each of our reportable segments for the years ended December 31, 2018 and 2017 (in thousands):
For the year ended December 31, 2018

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$296,969	$64,691	$71,013	$89,022	$—	$521,695
Operating expenses	277,417	73,344	65,817	97,872	66,211	580,661
Operating income (loss)	19,552	(8,653)	5,196	(8,850)	(66,211)	(58,966)
For the year ended December 31, 2017

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support	Total
Revenues from external customers	$248,830	$59,172	$41,866	$80,726	$5,571	$—	$436,165
Operating expenses	252,450	51,666	40,235	100,258	10,564	77,172	532,345
Operating income (loss)	(3,620)	7,506	1,631	(19,532)	(4,993)	(77,172)	(96,180)
Rig Services
Revenues for our Rig Services segment increased $48.1 million, or 19.3%, to $297.0 million for the year ended December 31, 2018, compared to $248.8 million for the year ended December 31, 2017. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they reacted to improving commodity prices and our ability to increase prices for our services.
Operating expenses for our Rig Services segment were $277.4 million during the year ended December 31, 2018, which represented an increase of $25.0 million, or 9.9%, compared to $252.5 million for the year ended December 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and an increase in wages for our employees.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $5.5 million, or 9.3%, to $64.7 million for the year ended December 31, 2018, compared to $59.2 million for the year ended December 31, 2017. The increase in revenue for this segment is primarily due an increase in completion and production spending from our customers as they react to improving commodity prices and our ability to increase prices for our services. This increase was partially offset by the sale of our frac stack and well-testing services business which was sold in 2017.
Operating expenses for our Fishing and Rental Services segment were $73.3 million during the year ended December 31, 2018, which represented an increase of $21.7 million, or 42.0%, compared to $51.7 million for the year ended December 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and an increase in wages for our employees.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $29.1 million, or 69.5%, to $71.0 million for the year ended December 31, 2018, compared to $41.9 million for the year ended December 31, 2017. The increase for this segment is primarily due to an increase in completion spending from our customers as they reacted to improving commodity prices and our ability to increase prices for our services.
Operating expenses for our Coiled Tubing Services segment were $65.8 million during the year ended December 31, 2018, which represented an increase of $25.6 million, or 63.6%, compared to $40.2 million for the year ended December 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and an increase in wages for our employees.

Fluid Management Services
Revenues for our Fluid Management Services segment increased $8.3 million, or 10.3%, to $89.0 million for the year ended December 31, 2018, compared to $80.7 million for the year ended December 31, 2017. The increase for this segment is primarily due to an increase in spending from our customers as they reacted to improving commodity prices and our ability to increase prices for our services.
Operating expenses for our Fluid Management Services segment were $97.9 million during the year ended December 31, 2018, which represented a decrease of $2.4 million, or 2.4%, compared to $100.3 million for the year ended December 31, 2017. This decrease is primarily a result of a decrease in legal settlement expenses partially offset by an increase in employee compensation costs due to an increase in activity levels and an increase in wages for our employees.
International
We sold the remaining businesses of our former International segment, our Canadian subsidiary and our Russian subsidiary in the second and third quarters of 2017, respectively. Accordingly, for 2018, we no longer have an International segment.
Revenues for our International segment for the year ended December 31, 2017 were $5.6 million. Operating expenses for our International segment were $10.6 million. These expenses were related to employee compensation costs and equipment expense and a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit to fair market value.
Functional support
Operating expenses for our Functional Support segment decreased $11.0 million, or 14.3%, to $66.2 million (12.7% of consolidated revenues) for the year ended December 31, 2018 compared to $77.2 million (17.7% of consolidated revenues) for the year ended December 31, 2017. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal settlement expenses.
Years Ended December 31, 2017 and 2016
The following table shows operating results for each of our reportable segments for the years ended December 31, 2017 and 2016 (in thousands):
For the year ended December 31, 2017

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support	Total
Revenues from external customers	$248,830	$59,172	$41,866	$80,726	$5,571	$—	$436,165
Operating expenses	252,450	51,666	40,235	100,258	10,564	77,172	532,345
Operating income (loss)	(3,620)	7,506	1,631	(19,532)	(4,993)	(77,172)	(96,180)

For the Successor period from December 16, 2016 through December 31, 2016

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support	Total
Revenues from external customers	$8,549	$3,389	$1,392	$3,208	$1,292	$—	$17,830
Operating expenses	10,481	3,654	1,648	4,346	1,225	5,324	26,678
Operating income (loss)	(1,932)	(265)	(256)	(1,138)	67	(5,324)	(8,848)
For the Predecessor period from January 1, 2016 through December 15, 2016

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support	Total
Revenues from external customers	$222,877	$55,790	$30,569	$76,008	$14,179	$—	$399,423
Operating expenses	262,335	82,198	49,891	113,944	73,405	120,251	702,024
Operating loss	(39,458)	(26,408)	(19,322)	(37,936)	(59,226)	(120,251)	(302,601)
Rig Services
Revenues for our Rig Services segment increased $17.4 million, or 7.5%, to $248.8 million for the year ended December 31, 2017, compared to $231.4 million for the combined year ended December 31, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they reacted to improving commodity prices.
Operating expenses for our Rig Services segment were $252.5 million during the year ended December 31, 2017, which represented a decrease of $20.4 million, or 7.5%, compared to $272.8 million for the combined year ended December 31, 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment were $59.2 million for the year ended December 31, 2017 and the combined year ended December 31, 2016. The decrease in revenue for this segment is primarily due to the sale of our frac stack and well-testing services business, which was offset by an increase in completion and production spending from our customers as they react to improving commodity prices.
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
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and remained depressed during 2016 and 2017. In 2018, commodity prices have increased but remain well below the 2014 average. As a result, demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2018 and, unless conditions in our industry improve, this trend will potentially continue beyond 2018.
In response to these conditions, we have undertaken several actions detailed below in an effort to preserve and improve our liquidity and financial position.

•
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. To this end, during the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Additionally, in 2017 we sold our frac stack and well-testing services business.

•
On December 15, 2016, the Company emerged from a pre-planned voluntary chapter 11 reorganization resulting in approximately $697 million of the Company’s long-term debt being eliminated along with more than $45.6 million of annual interest expense going forward.

•
On December 15, 2016, we entered into our new $80 million ABL Facility (which was increased to $100 million on February 3, 2017) due June 15, 2021, and our new $250 million Term Loan Facility due December 15, 2021. As of December 31, 2018, we had no borrowings outstanding under the ABL Facility and $34.8 million of letters of credit outstanding with borrowing capacity of $24.0 million available subject to covenant constraints under our ABL Facility.

•
Beginning in the first quarter of 2015, we began a series of structural cost cutting changes at both corporate and field levels, which include fixed costs, supply-chain efficiencies, reduction in capital expenditures and headcount and wage reductions which has continued into 2018.

However, we still have substantial indebtedness and other obligations, and we may incur additional expenses that we are unable to predict at this time.

Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. During 2018, our net cash used in operating activities was $1.8 million, and, if industry conditions do not improve, we may have negative cash flows from operations in 2019.
Current Financial Condition and Liquidity
As of December 31, 2018, our working capital was $55.0 million compared to $83.0 million as of December 31, 2017. Our working capital decreased during 2018 primarily as a result of a decrease in cash and cash equivalents, restricted cash and inventories partially offset by an increase in accounts receivable.
As of December 31, 2018, we had $50.3 million of cash, of which approximately $0.4 million was held in the bank accounts of our foreign subsidiaries. As of December 31, 2018, $0.1 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.
Cash Flows
Cash used in operating activities were $1.8 million and $51.4 million for the years ended December 31, 2018 and 2017, respectively. Cash used in operating activities for the year ended December 31, 2018 was primarily related to net loss adjusted for noncash items and an increase in accounts receivable partially offset by the decrease in inventory. Cash used by operating activities for year ended December 31, 2017 was primarily related to net loss adjusted for noncash items.
Cash used in investing activities was $22.1 million for the year ended December 31, 2018, compared to cash provided by investing activities of $16.9 million for the ended December 31, 2017. Cash outflows during these periods consisted of capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash provided by financing activities were $2.8 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively. Financing cash outflows during these periods primarily relate to the repayment of long-term debt.
The following table summarizes our cash flows for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Net cash used by operating activities	$(1,845)	$(51,367)	$(417)	$(138,449)
Cash paid for capital expenditures	(37,535)	(16,079)	(375)	(8,481)
Proceeds from sale of assets	15,403	32,992	124	15,025
Repayments of long-term debt	(2,500)	(2,500)	—	(313,424)
Proceeds from long-term debt	—	—	—	109,082
Payment of bond tender premium	—	—	—	250,000
Payment of deferred financing costs	—	(350)	—	(2,040)
Other financing activities, net	(277)	(697)	—	(167)
Effect of changes in exchange rates on cash	—	(146)	—	(20)
Net decrease in cash, cash equivalents and restricted cash	$(26,754)	$(38,147)	$(668)	$(88,474)
Debt Service
At December 31, 2018, our annual maturities on our indebtedness, consisting only of our Term Loan Facility at year-end, were as follows (in thousands):

Principal Payments
2019	$2,500
2020	2,500
2021	240,000
Total	$245,000

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
As of December 31, 2018, we had no borrowings outstanding under the ABL Facility and $34.8 million of letters of credit outstanding with borrowing capacity of $24.0 million available subject to covenant constraints under our ABL Facility.
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
Off-Balance Sheet Arrangements
At December 31, 2018, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2018. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2019)	1-3 Years (2020-2021)	4-5 Years (2022-2023)	After 5 Years (2024+)
	(in thousands)
Term Loan Facility due 2021	$245,000	$2,500	$242,500	$—	$—
Interest associated with Term Loan Facility(1)	92,038	30,969	61,069	—	—
Non-cancelable operating leases	14,359	4,617	4,901	3,331	1,510
Total	$351,397	$38,086	$308,470	$3,331	$1,510

(1)	Based on interest rates in effect at December 31, 2018.
Debt Compliance
At December 31, 2018, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “- Debt Service” and “Item 1A. Risk Factors”
Capital Expenditures
During the year ended December 31, 2018, our capital expenditures totaled $37.5 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2019 contemplates spending between $15 million and $20 million, subject to market conditions. This is primarily related to the addition of new equipment needed to take advantage of the increases in activity and the ongoing maintenance of our equipment. Our capital expenditure program for 2019 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2019 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2019 to expand our presence in a market. We currently anticipate funding our 2019 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

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
Revenue Recognition
We recognize revenue when all of the following criteria have been met: (i) contract with a customer is identified, (ii) performance obligations in the contract is identified, (iii) transaction price is determined (iv) transaction price is allocated to the performance obligations and (v) revenue is recognized when (or as) the performance obligation(s) are satisfied.

•	Identifying the contract with the customer ensures that there is an understanding between the company and the customer, about the specific nature and terms of a transaction, has been finalized.

•
At the inception of a contract, the company assesses the goods or services promised in a contract with a customer, and identifies a performance obligation for each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) that is distinct or (ii) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.

•
The transaction price is the amount of consideration to which a company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. The transaction price may include fixed amounts, variable amounts, or both. By its nature, variable amounts of a transaction price have inherent uncertainty as the amount ultimately expected to be realized is not determinable at the outset of a contract. However, the company shall estimate the amount of variable consideration at contract inception, subject to certain limitations.

•
Once the separate performance obligations are identified and the transaction price has been determined, the company allocates the transaction price to the performance obligations. This is generally done in proportion to their standalone selling prices. As a result, any discount within the contract is generally allocated proportionally to all of the separate performance obligations in the contract.

•
Revenue is only recognized when it satisfies an identified performance obligation by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control.

While not typical for our business, our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct- i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.

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

Valuation of Warrants
Pursuant to the Plan and on the Effective Date, the Company issued two series of warrants to the former holders of the Predecessor Company’s common stock. One series of warrants will expire on December 15, 2020 and the other series of warrants will expire on December 15, 2021. Each warrant is exercisable for one share of the Company’s common stock, par value $0.01. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $3.8 million.
Recent Accounting Developments
ASU 2018-02. In February 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”) that was enacted on December 22, 2017. We adopted this guidance as of January 1, 2018. The adoption of this standard did not have an impact on our consolidated financial statements.
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
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We adopted the new standard effective January 1, 2018 and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will replace the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As part of our assessment work to-date, we have formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of the new ASU and are continuing our contract analysis and policy review. We have engaged external resources to assist us in our efforts to complete the analysis of potential changes to current accounting practices. Additionally, we have created additional internal controls over financial reporting and made changes in business practices and processes related to the ASU. Key has elected the new prospective “Comparatives Under 840” transition method as defined in ASU 2018-11 and adopted the new standard as of January 1, 2019. Applying the Comparatives Under 840 transition method, the adoption of the new standard will require a cumulative effect adjustment to retained earnings, which we believe will be immaterial.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
When we had operations in Russia, which were sold in the third quarter of 2017, we were exposed to certain market risks as part of our former business operations, including risks from changes in interest rates, foreign currency exchange rates that could have impacted our financial position, results of operations and cash flows. We managed our exposure to these risks through regular operating and financing activities, and could have, on a limited basis, used derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2018, 2017 or 2016. To the extent that we would have used such derivative financial instruments, we would have used them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
Borrowings under our Term Loan Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2018, the interest rate on our outstanding variable-rate debt obligations was 12.42%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $3.1 million. Borrowings under our ABL Facility also bear interest at variable interest rates, however, there are no borrowings under this facility as of December 31, 2018.
Foreign Currency Risk
As of December 31, 2017, we no longer conduct operations in Russia. We completed the sale of our Russian subsidiary in the third quarter of 2017. We also had a Canadian subsidiary which was sold in the second quarter of 2017. The local currency was the functional currency for our former operations in Russia. For balances denominated in our former Russian subsidiary’s local currency, changes in the value of their assets and liabilities due to changes in exchange rates were deferred and accumulated in other comprehensive income until we liquidated our investment. Our former Russian subsidiary remeasured its account balances at the end of each period to an equivalent amount of U.S. dollars, with changes reflected in earnings during those periods. A hypothetical 10% decrease in the average value of the U.S. dollar relative to the value of the local currency for our former Russian subsidiary would have increased our 2017 net loss by $0.2 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Key Energy Services, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years ended December 31, 2018 (Successor) and December 31, 2017 (Successor), the period December 16, 2016 through December 31, 2016 (Successor), and the period January 1, 2016 through December 15, 2016 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 (Successor) and December 31, 2017 (Successor), the period December 16, 2016 through December 31, 2016 (Successor), and the period January 1, 2016 through December 15, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.
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
Houston, Texas
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Key Energy Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.
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
March 15, 2019

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$50,311	$73,065
Restricted cash	—	4,000
Accounts receivable, net of allowance for doubtful accounts of $1,056 and $875	74,253	69,319
Inventories	15,861	20,942
Other current assets	18,073	19,477
Total current assets	158,498	186,803
Property and equipment, gross	439,043	413,127
Accumulated depreciation	(163,333)	(85,813)
Property and equipment, net	275,710	327,314
Intangible assets, net	404	462
Other assets	8,562	14,542
TOTAL ASSETS	$443,174	$529,121
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,587	$13,697
Other current liabilities	87,377	87,579
Current portion of long-term debt	2,500	2,500
Total current liabilities	103,464	103,776
Long-term debt	241,079	243,103
Workers’ compensation, vehicular and health insurance liabilities	24,775	25,393
Other non-current liabilities	28,336	28,166
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,363,198 and 20,217,641 outstanding	204	202
Additional paid-in capital	264,945	259,314
Retained earnings deficit	(219,629)	(130,833)
Total equity	45,520	128,683
TOTAL LIABILITIES AND EQUITY	$443,174	$529,121
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
REVENUES	$521,695	$436,165	$17,830	$399,423
COSTS AND EXPENSES:
Direct operating expenses	406,396	332,332	16,603	362,825
Depreciation and amortization expense	82,639	84,542	3,574	131,296
General and administrative expenses	91,626	115,284	6,501	163,257
Impairment expense	—	187	—	44,646
Operating loss	(58,966)	(96,180)	(8,848)	(302,601)
Reorganization items, net	—	1,501	—	(245,571)
Interest expense, net of amounts capitalized	34,163	31,797	1,364	74,320
Other (income) loss, net	(2,354)	(7,187)	32	(2,443)
Loss before income taxes	(90,775)	(122,291)	(10,244)	(128,907)
Income tax (expense) benefit	1,979	1,702	—	(2,829)
NET LOSS	$(88,796)	$(120,589)	$(10,244)	$(131,736)
Loss per share:
Basic and diluted	$(4.38)	$(6.00)	$(0.51)	$(0.82)
Weighted Average Shares Outstanding:
Basic and diluted	20,250	20,105	20,090	160,587
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
NET LOSS	$(88,796)	$(120,589)	$(10,244)	$(131,736)
Other comprehensive income (loss):
Foreign currency translation income (loss)	—	(239)	239	3,346
Total other comprehensive income (loss)	—	(239)	239	3,346
COMPREHENSIVE LOSS	$(88,796)	$(120,828)	$(10,005)	$(128,390)
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,796)	$(120,589)	$(10,244)	$(131,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	82,639	84,542	3,574	131,296
Impairment expense	—	187	—	44,646
Bad debt expense	286	1,420	168	2,532
Accretion of asset retirement obligations	164	221	34	570
Loss from equity method investments	—	560	—	466
Amortization and write-off of deferred financing costs and premium on debt	476	476	17	4,414
Deferred income tax expense (benefit)	—	(35)	—	787
(Gain) loss on disposal of assets, net	(9,618)	(27,583)	(12)	4,707
Share-based compensation	5,910	7,591	—	5,740
Reorganization items, non-cash	—	—	—	(261,806)
Changes in working capital:
Accounts receivable	(5,220)	669	855	41,574
Other current assets	6,486	7,764	607	52,010
Accounts payable and accrued liabilities	(564)	(13,017)	3,729	(135,557)
Share-based compensation liability awards	253	—	—	(227)
Other assets and liabilities	6,139	6,427	855	102,135
Net cash used in operating activities	(1,845)	(51,367)	(417)	(138,449)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,535)	(16,079)	(375)	(8,481)
Proceeds from sale of assets	15,403	32,992	124	15,025
Net cash provided by (used in) investing activities	(22,132)	16,913	(251)	6,544
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,500)	(2,500)	—	(313,424)
Proceeds from long-term debt	—	—	—	250,000
Proceeds from stock rights offering	—	—	—	109,082
Payment of deferred financing costs	—	(350)	—	(2,040)
Repurchases of common stock	(280)	(697)	—	(167)
Proceeds from exercise warrants	3	—	—	—
Net cash provided by (used in) financing activities	(2,777)	(3,547)	—	43,451
Effect of changes in exchange rates on cash	—	(146)	—	(20)
Net decrease in cash, cash equivalents and restricted cash	(26,754)	(38,147)	(668)	(88,474)
Cash, cash equivalents, and restricted cash, beginning of period	77,065	115,212	115,880	204,354
Cash, cash equivalents, and restricted cash, end of period	$50,311	$77,065	$115,212	$115,880
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	COMMON STOCKHOLDERS					Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Number of Shares	Amount at par
BALANCE AT DECEMBER 31, 2015 (Predecessor)	157,543	$15,754	$966,637	$(43,740)	$(798,361)	$140,290
Foreign currency translation	—	—	—	3,346	—	3,346
Common stock purchases	(569)	(57)	(110)	—	—	(167)
Share-based compensation	3,579	358	5,382	—	—	5,740
Distributions to holders of Predecessor common stock	—	—	(17,463)	—	—	(17,463)
Other	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(131,736)	(131,736)
BALANCE AT DECEMBER 15, 2016 (Predecessor)	160,553	16,055	954,436	(40,394)	(930,097)	—
Cancellation of Predecessor equity	(160,553)	(16,055)	(954,436)	40,394	930,097	—
BALANCE AT DECEMBER 15, 2016 (Predecessor)	—	$—	$—	$—	$—	$—

Shares issued in rights offering	11,769	$118	$108,866	$—	$—	$108,984
Shares withheld to satisfy tax withholding obligations	(8)	—	(210)	—	—	(210)
Issuance of shares pursuant to the Plan	8,316	83	139,505	—	—	139,588
Issuance of warrants pursuant to the Plan	—	—	3,768	—	—	3,768
BALANCE AT DECEMBER 16, 2016 (Successor)	20,077	201	251,929	—	—	252,130
Foreign currency translation	—	—	—	239	—	239
Share-based compensation	19	—	492	—	—	492
Net loss	—	—	—	—	(10,244)	(10,244)
BALANCE AT DECEMBER 31, 2016 (Successor)	20,096	201	252,421	239	(10,244)	242,617
Foreign currency translation	—	—	—	(239)	—	(239)
Common stock purchases	(56)	(1)	(696)	—	—	(697)
Share-based compensation	177	2	7,589	—	—	7,591
Net loss	—	—	—	—	(120,589)	(120,589)
BALANCE AT DECEMBER 31, 2017 (Successor)	20,217	202	259,314	—	(130,833)	128,683
Common stock purchases	(48)	—	(280)	—	—	(280)
Exercise of warrants	—	—	3	—	—	3
Share-based compensation	194	2	5,908	—	—	5,910
Net loss	—	—	—	—	(88,796)	(88,796)
BALANCE AT DECEMBER 31, 2018 (Successor)	20,363	$204	$264,945	$—	$(219,629)	$45,520
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. We previously had operations in Mexico, which was sold during the fourth quarter of 2016, and Canada and Russia, which were sold in the second and third quarters of 2017, respectively.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
We recognize revenue when all of the following criteria have been met: (i) contract with a customer is identified, (ii) performance obligations in the contract is identified, (iii) transaction price is determined (iv) transaction price is allocated to the performance obligations and (v) revenue is recognized when (or as) the performance obligation(s) are satisfied.

•	Identifying the contract with the customer ensures that there is an understanding between the company and the customer, about the specific nature and terms of a transaction, has been finalized.

•
At the inception of a contract, the company assesses the goods or services promised in a contract with a customer, and identifies a performance obligation for each promise to transfer to the customer either: (i) a good or service (or a bundle of goods or services) that is distinct or (ii) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer.

•
The transaction price is the amount of consideration to which a company expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties. The transaction price may include fixed amounts, variable amounts, or both. By its nature, variable amounts of a transaction price have inherent uncertainty as the amount ultimately expected to be realized is not determinable at the outset of a contract. However, the company shall estimate the amount of variable consideration at contract inception, subject to certain limitations.

•
Once the separate performance obligations are identified and the transaction price has been determined, the company allocates the transaction price to the performance obligations. This is generally done in proportion to their standalone selling prices. As a result, any discount within the contract is generally allocated proportionally to all of the separate performance obligations in the contract.

•
Revenue is only recognized when it satisfies an identified performance obligation by transferring a promised good or service to a customer. A good or service is considered transferred when the customer obtains control.

While not typical for our business, our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct- i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. As of December 31, 2018, all of our obligations under our ABL Facility and Term Loan Facility were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2018, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
During the year ended 2017 and the period from January 1, 2016 through December 15, 2016, Chevron Texaco Exploration and Production accounted for approximately12% and 14% of our consolidated revenue, respectively. During the period from January 1, 2016 through December 15, 2016, OXY USA Inc. accounted for approximately 13% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016. No customers accounted for more than 10% of our total accounts receivable as of December 31, 2018 and 2017.
Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 were $82.6 million, $84.5 million, $3.6 million and $129.5 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2018, the estimated useful lives of our asset classes are as follows:

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
Asset Retirement Obligations
We recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Our obligations to perform our asset retirement activities are unconditional, despite the uncertainties that may exist surrounding an individual retirement activity. Accordingly, we recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In determining the fair value, we examine the inputs that we believe a market participant would use if we were to transfer the liability. We probability-weight the potential costs a third-party would charge, adjust the cost for inflation for the estimated life of the asset, and discount this cost using our credit adjusted risk free rate. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations. See “Note 14. Asset Retirement Obligations.”
Deposits
Due to capacity constraints on equipment manufacturers, we are sometimes required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of the years ended December 31, 2018 and 2017, deposits totaled $1.3 million and $1.2 million, respectively. Deposits consist primarily of deposit requirements of insurance companies and payments made related to high demand long-lead time items.
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
Foreign Currency Gains and Losses
With respect to our former operations in Russia, which were sold in the third quarter of 2017, where the local currency was the functional currency, assets and liabilities were translated at the rates of exchange in effect on the balance sheet date, while income and expense items were translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar were included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity.
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
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. We adopted the new standard effective January 1, 2018 and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will replace the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As part of our assessment work to-date, we have formed an implementation work team, conducted training for the relevant staff regarding the potential impacts of the new ASU and are continuing our contract analysis and policy review. We have engaged external resources to assist us in our efforts to complete the analysis of potential changes to current accounting practices. Additionally, we have created additional internal controls over financial reporting and made changes in business practices and processes related to the ASU. Key has elected the new prospective “Comparatives Under 840” transition method as defined in ASU 2018-11 and adopted the new standard as of January 1, 2019. Applying the Comparatives Under 840 transition method, the adoption of the new standard will require a cumulative effect adjustment to retained earnings, which we believe will be immaterial.
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
Functional and economic obsolescence related to these was also considered. Functional obsolescence due to excess capital costs was eliminated through the direct method of the cost approach to estimate the RCN. Functional obsolescence was applied in the form of a cost-to-cure penalty to certain personal property assets needing significant capital repairs. Economic obsolescence was also applied to stacked and underutilized assets based on the status of the asset. Economic obsolescence was also considered in situations in which the earnings of the applicable business segment in which the assets are employed suggest economic obsolescence. When penalizing assets for economic obsolescence, an additional economic obsolescence penalty was levied, while considering scrap value to be the floor value for an asset.
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
Warrants
Pursuant to the Plan and on the Effective Date, the Company issued two series of warrants to the former holders of the Predecessor Company’s common stock. One series of warrants will expire on December 15, 2020 and the other series of warrants will expire on December 15, 2021. Each warrant is exercisable for one share of the Company’s common stock, par value $0.01. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model with the assumptions detailed in the following table. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $3.8 million.

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

T.	Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive loss:

	Property and equipment fair value adjustment	$(303,807)
	Assets held for sale fair value adjustment	369
	Elimination of deferred rent liability	3,693
	ARO fair value adjustment	2,855
	Inventory fair value adjustment	383
	Intangible assets fair value adjustment	(3,076)
	Elimination of Predecessor accumulated other comprehensive loss	(40,394)
	Elimination of Predecessor additional paid in capital	970,502
	Elimination of Predecessor retained deficit	$630,525

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes reorganizations items (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from January 1, 2016 through December 15, 2016
Gain on debt discharge	$—	$—	$(578,699)
Settlement/Rejection damages	—	—	(770)
Fresh-start asset revaluation (gain) loss, net	—	10	299,583
Professional fees	—	1,491	15,156
Write-off of deferred financing costs, debt premiums and debt discounts	—	—	19,159
Total reorganization items, net	$—	$1,501	$(245,571)
With the exception of $1.5 million and $15.2 million in professional fees for the year ended December 31, 2017 and the period from December 16, 2016 to December 31, 2016, respectively, and $1.0 million in settlement and rejection damages for the period from December 16, 2016 to December 31, 2016, reorganization items are non-cash expenses.
NOTE 6. REVENUE FROM CONTRACTS WITH CUSTOMERS
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

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Rig Services	$296,969	$248,830	$8,549	$222,877
Fishing and Rental Services	64,691	59,172	3,389	55,790
Coiled Tubing Services	71,013	41,866	1,392	30,569
Fluid Management Services	89,022	80,726	3,208	76,008
International	—	5,571	1,292	14,179
Total	$521,695	$436,165	$17,830	$399,423
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize revenue within the Rig Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Rig Services are billed monthly. Payment terms for Rig Services are usually 30 days from invoice receipt.
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
International
Our former International segment included our former operations in Mexico, Canada and Russia. Our services in Mexico and Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Arrangements with Multiple Performance Obligations
While not typical for our business, our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct- i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.
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
NOTE 7.    OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Other current assets:
Prepaid current assets	$11,207	$9,598
Reinsurance receivable	6,365	7,328
Other	501	2,551
Total	$18,073	$19,477

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other non-current assets at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Other non-current assets:
Reinsurance receivable	$6,743	$7,768
Deposits	1,309	1,246
Other	510	5,528
Total	$8,562	$14,542
The table below presents comparative detailed information about other current liabilities at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Other current liabilities:
Accrued payroll, taxes and employee benefits	$19,346	$19,874
Accrued operating expenditures	15,861	11,644
Income, sales, use and other taxes	8,911	12,151
Self-insurance reserves	25,358	26,761
Accrued interest	7,105	6,605
Accrued insurance premiums	5,651	4,077
Unsettled legal claims	4,356	4,747
Accrued severance	83	250
Other	706	1,470
Total	$87,377	$87,579
The table below presents comparative detailed information about other non-current liabilities at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Other non-current liabilities:
Asset retirement obligations	$9,018	$8,931
Environmental liabilities	2,227	1,977
Accrued sales, use and other taxes	17,024	17,142
Other	67	116
Total	$28,336	$28,166

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.    OTHER (INCOME) LOSS, NET
The table below presents comparative detailed information about our other income and expense for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Interest income	$(820)	$(711)	$(20)	$(407)
Foreign exchange (gain) loss	(2)	(33)	17	1,005
Other, net	(1,532)	(6,443)	35	(3,041)
Total	$(2,354)	$(7,187)	$32	$(2,443)
NOTE 9.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 (in thousands):

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Successor:
As of December 31, 2018	$875	$286	$(105)	$1,056
As of December 31, 2017	168	1,420	(713)	875
As of December 31, 2016	—	168	—	168

Predecessor:
As of December 15, 2016	20,915	2,532	(20,404)	3,043
In connection with the application of fresh start accounting on December 15, 2016, the carrying value of trade receivables was adjusted to fair value, eliminating the reserve for doubtful accounts. See “Note 3. Fresh Start Accounting” for more details.
NOTE 10.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,
	2018	2017
Major classes of property and equipment:
Oilfield service equipment	$284,943	$260,396
Disposal wells	30,863	29,633
Motor vehicles	44,286	43,366
Furniture and equipment	6,469	5,456
Buildings and land	65,328	66,964
Work in progress	7,154	7,312
Gross property and equipment	439,043	413,127
Accumulated depreciation	(163,333)	(85,813)
Net property and equipment	$275,710	$327,314
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 was zero. As of December 31, 2018 and 2017, we have no capital lease obligations.
NOTE 11.    INTANGIBLE ASSETS
The components of our intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Gross carrying value	$520	$520
Accumulated amortization	(116)	(58)
Net carrying value	$404	$462

Amortization expense for our intangible assets with determinable lives was as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Noncompete agreements	$—	$—	$—	$179
Patents and trademarks	58	58	—	40
Customer relationships and contracts	—	—	—	1,239
Developed technology	—	—	—	340
Total intangible asset amortization expense	$58	$58	$—	$1,798
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows (in thousands):

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2019	2020	2021	2022	2023
Trademarks	7.0	$58	$58	$58	$58	$58
Total expected intangible asset amortization expense		$58	$58	$58	$58	$58
NOTE 12.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Basic and diluted EPS Calculation:
Numerator
Net loss	$(88,796)	$(120,589)	$(10,244)	$(131,736)
Denominator
Weighted average shares outstanding	20,250	20,105	20,090	160,587
Basic loss per share	$(4.38)	$(6.00)	$(0.51)	$(0.82)

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
The company has issued potentially dilutive instruments such as RSUs, stock options, SARs and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
RSUs	1,192	1,778	667	93
Stock options	138	701	648	812
SARs	—	—	—	240
Warrants	1,838	1,838	1,838	—
Total	3,168	4,317	3,153	1,145
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
NOTE 14.    ASSET RETIREMENT OBLIGATIONS
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual accretion of the assets associated with the asset retirement obligations were $0.2 million, $0.2 million, less than $0.1 million and $0.6 million for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016, respectively. The application of fresh-start accounting with the effectiveness of the Company’s Plan of Reorganization has resulted in the financial statements of the Predecessor and Successor not being comparable. A summary of changes in our asset retirement obligations is as follows (in thousands):

Predecessor
Balance at December 31, 2015	$12,570
Additions	68
Costs incurred	(918)
Accretion expense	570
Disposals	(400)
Balance at December 15, 2016	11,890

Successor
Balance at December 15, 2016	9,035
Additions	—
Costs incurred	—
Accretion expense	34
Disposals	—
Balance at December 31, 2016	9,069
Additions	36
Costs incurred	(147)
Accretion expense	221
Disposals	(248)
Balance at December 31, 2017	8,931
Additions	340
Costs incurred	(417)
Accretion expense	164
Disposals	—
Balance at December 31, 2018	$9,018
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

We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) during 2017. SAB 118 provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflected the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Additional clarifying guidance and law corrections were issued by the U.S. government during 2018 related to the 2017 Tax Act, which provided further insight into properly accounting for the impacts of U.S. tax reform. During 2018, we finalized our accounting for this matter and concluded that no adjustments were required from our provisionally recorded amounts from 2017. We no longer have any provisionally recorded items related to the enactment of the 2017 Tax Act as of December 31, 2018.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our income tax expense are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Current income tax (expense) benefit	$1,979	$1,667	$—	$(2,042)
Deferred income tax (expense) benefit	—	35	—	(787)
Total income tax (expense) benefit	$1,979	$1,702	$—	$(2,829)

We made federal income tax payments of zero for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016, respectively. In addition, we received federal income tax refunds of $1.1 million, zero, 0.4 million and 6.9 million during the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016, respectively.
Income tax (expense) benefit differs from amounts computed by applying the statutory federal rate as follows:

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Income tax benefit computed at Federal statutory rate	21.0%	35.0%	35.0%	35.0%
State taxes	(0.2)%	—%	—%	(9.1)%
Meals and entertainment	(0.4)%	(0.4)%	—%	(0.3)%
Foreign rate difference	—%	0.4%	—%	(0.3)%
Non-deductible goodwill and asset impairments	—%	—%	—%	(4.0)%
Non-deductible bankruptcy costs	—%	—%	—%	(15.7)%
Non-taxable cancellation of debt income	2.6%	—%	—%	154.6%
Penalties and other non-deductible expenses	—%	—%	—%	(2.3)%
Sale of Mexico	—%	—%	—%	16.5%
Change in valuation allowance	(20.1)%	(33.8)%	(35.0)%	(171.1)%
Equity compensation	(0.7)%	(1.0)%	—%	—%
U.S. tax reform - impact to deferred tax assets and liabilities	—%	(67.4)%	—%	—%
U.S. tax reform - change in valuation allowance	—%	67.4%	—%	—%
Other	—%	1.2%	—%	(5.5)%
Effective income tax rate	2.2%	1.4%	—%	(2.2)%

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2018 and 2017, our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss and tax credit carryforwards	$113,230	$103,251
Capital loss carryforwards	15,826	16,375
Foreign tax credit carryforward	17,095	17,095
Self-insurance reserves	8,581	8,734
Interest expense limitation	6,055	—
Accrued liabilities	9,213	9,479
Share-based compensation	1,221	513
Intangible assets	44,748	52,146
Other	670	1,036
Total deferred tax assets	216,639	208,629
Valuation allowance for deferred tax assets	(190,791)	(175,577)
Net deferred tax assets	25,848	33,052
Deferred tax liabilities:
Property and equipment	(25,848)	(33,052)
Total deferred tax liabilities	(25,848)	(33,052)
Net deferred tax asset (liability), net of valuation allowance	$—	$—

The December 31, 2018 net deferred tax asset is comprised of $216.6 million deferred tax assets before valuation allowance, and $25.8 million deferred tax liabilities. The valuation allowance against the net deferred tax asset increased by approximately $15.2 million from December 31, 2017 to December 31, 2018.
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
We estimate that as of December 31, 2018, 2017 and 2016, we have available $434.2 million, $373.1 million and $252.8 million (after attribute reduction), respectively, of federal net operating loss carryforwards. However, Internal Revenue Code Sections 382 and 383 impose limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change.” The Company experienced an ownership change on December 15, 2016, as the emergence of the Company and certain of its domestic subsidiaries from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. As a result, approximately $2.4 million of our net operating losses as of December 31, 2018 are subject to Section 382 limitation and expire in 2019 to 2020. If a subsequent ownership change were to occur as a result of future transactions in the Company’s stock, the Company’s use of remaining U.S. tax attributes may be further limited.
We estimate that as of December 31, 2018, 2017 and 2016, we have available $429.3 million, $485.6 million and $378.8 million, respectively, of state net operating loss carryforwards that will expire between 2019 and 2038. We estimate that we have remaining capital loss carryforward of $75.3 million. Our remaining capital loss carryforwards will expire in 2021.
We are no longer subject examination for tax years before 2015 in federal and most state jurisdictions.
Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $295.8 million, which will reduce the value of Key’s U.S. net operating losses including federal and state that had a value of $518.8 million as of December 15, 2016. The actual reduction in tax attributes did not occur until the first day of the Company’s tax year subsequent to the date of emergence, or December 16, 2016.
Uncertainty in Income Taxes
As of December 31, 2018, December 31, 2017, December 31, 2016 and December 16, 2016 we had zero, $0.1 million, $0.4 million and $0.4 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We recognized a net tax benefit $0.1 million in 2018, $0.3 million in 2017, zero for the period ended December 31, 2016, $0.2 million for the period ended December 15, 2016 for statutes of limitations expiration. As of December 31, 2018 our ending balance for uncertain tax position reserves in zero, due to the statute of limitations lapse. A reconciliation of the gross change in the unrecognized tax benefits is as follows (in thousands):

Predecessor:
Balance at December 31, 2015	$566
Reductions as a result of a lapse of the applicable statute of limitations	(206)
Balance at December 15, 2016	360

Successor:
Balance at December 15, 2016	360
Reductions as a result of a lapse of the applicable statute of limitations	—
Balance at December 31, 2016	360
Reductions as a result of a lapse of the applicable statute of limitations	(252)
Year Ended December 31, 2017	108
Reductions as a result of a lapse of the applicable statute of limitations	(108)
Year Ended December 31, 2018	$—
NOTE 16.    LONG-TERM DEBT
The components of our long-term debt are as follows (in thousands):

	December 31,
	2018	2017
Term Loan Facility due 2021	$245,000	$247,500
Debt issuance costs and unamortized premium (discount) on debt, net	(1,421)	(1,897)
Total	243,579	245,603
Less current portion	(2,500)	(2,500)
Long-term debt	$241,079	$243,103
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
As of December 31, 2018, we had no borrowings outstanding under the ABL Facility and $34.8 million of letters of credit outstanding with borrowing capacity of $24.0 million available subject to covenant constraints under our ABL Facility.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the year ended December 31, 2018 was as follows:

Year Ended December 31, 2018
Term Loan Facility	12.42%
Debt Compliance
At December 31, 2018, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt as of December 31, 2018 (in thousands):

Principal Amount of Long-Term Debt
2019	$2,500
2020	2,500
2021	240,000
Total long-term debt	$245,000

Interest expense for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 consisted of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Cash payments	$32,718	$30,397	$1,312	$69,134
Commitment and agency fees paid	969	924	35	772
Amortization of discount and premium on debt	—	—	—	1,086
Amortization of deferred financing costs	476	476	17	3,328
Write-off of deferred financing costs	—	—	—	—
Net interest expense	$34,163	$31,797	$1,364	$74,320

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
A summary of deferred financing costs including capitalized costs, write-offs and amortization are presented in the table below (in thousands):

Predecessor
Balance at December 15, 2016	$—

Successor
Balance at December 15, 2016	2,040
Capitalized costs	—
Amortization	(17)
Balance at December 31, 2016	2,023
Capitalized costs	350
Amortization	(476)
Balance at December 31, 2017	1,897
Capitalized costs	—
Amortization	(476)
Balance at December 31, 2018	$1,421

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
As of December 31, 2018, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2019	$4,617
2020	2,849
2021	2,052
2022	1,671
2023	1,660
Thereafter	1,510
Total	$14,359
We are also party to a significant number of month-to-month leases that can be cancelled at any time. Operating lease expenses were $4.8 million, $6.4 million, less than $0.1 million, and $11.4 million for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2018, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $4.4 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2017 were $4.7 million.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2018 and 2017, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of December 31, 2018 and 2017, we have recorded $50.1 million and $52.2 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $13.1 million and $15.1 million of insurance receivables as of December 31, 2018 and 2017, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2018 and 2017, we have recorded $2.2 million and $2.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
NOTE 18.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. In the third quarter of 2015, management suspended the 401(k) matching program as part of our cost cutting efforts. Prior to this, we matched 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $11,000, $10,800 and $10,600 for the years ended December 31, 2018, 2017 and 2016, respectively. Our matching contributions were zero for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016. The 401(k) matching program was reinstated January 1, 2019. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.    STOCKHOLDERS’ EQUITY
Preferred Stock
As of December 31, 2018, we had 10,000,000 shares of preferred stock authorized with a par value of $0.01 per share. As of December 31, 2018, the sole share of the Successor Company’s Series A Preferred Stock, which confers certain rights to elect directors (but has no economic rights), was held by Soter.
Common Stock
As of December 31, 2018 and December 31, 2017, we had 100,000,000 shares of common stock authorized with a par value of $0.01 per share, of which 20,363,198 and 20,217,641 shares were issued and outstanding, respectively. During 2018, 2017 and 2016, no dividends were declared or paid and we currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 48,403 shares, 56,328 shares, zero shares and 1,614,047 shares for an aggregate cost of $0.3 million, $0.7 million, zero and $0.2 million during the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.
NOTE 20.    SHARE-BASED COMPENSATION
Equity and Cash Incentive Plan
On the Effective Date, pursuant to the Plan, the Company adopted a new management incentive plan titled the Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan. The 2016 Incentive Plan authorizes the grant of compensation described in the following sentence comprised of stock or economic rights tied to the value of stock collectively representing up to 11% of the fully diluted shares of Common Stock as of the Effective Date (without regard to shares reserved for issuance pursuant to the Warrants) (as increased by the Board from the initial pool of 7% of fully diluted shares on the Effective Date, as permitted under the terms of the 2016 Incentive Plan). The 2016 Incentive Plan provides for awards of restricted stock, restricted stock units, options, stock appreciation rights and cash-based awards, for distribution to officers, directors and employees of the Company and its subsidiaries as determined by the New Board. As of the Effective Date, the New Board or an authorized committee thereof is authorized, without further approval of Key equity holders, to execute and deliver all agreements, documents, instruments and certificates relating to the 2016 Incentive Plan and to perform their obligations thereunder in accordance with, and subject to, the terms of the 2016 Incentive Plan. As of December 31, 2018, there were 0.4 million shares available for grant under the 2016 ECIP.
Stock Option Awards
Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock.
The following tables summarize the stock option activity for the year ended December 31, 2018 (shares in thousands):

	Year Ended December 31, 2018
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	164	$34.24	$10.66
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled or expired	(90)	$33.67	$10.53
Outstanding at end of period	74	$34.92	$10.82
Exercisable at end of period	74	$34.92	$10.82

No stock options were granted or exercised for the year ended December 31, 2018. The total fair value of stock options vested during the year ended December 31, 2018, 2017, periods from December 16, 2016 through December 31, 2016 and January 1, 2016 through December 15, 2016 and period from January 1, 2016 through December 15, 2016 was zero, $1.7 million, zero and zero, respectively. For the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2016 and the period from January 1, 2016 through December 15, 2016, we recognized zero, $1.8 million, $0.1 million and zero of pre-tax expenses related to stock options, respectively. All outstanding stock options are vested as of December 31, 2018.The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2018 is 8.0 years.
Common Stock Awards
Our common stock awards include restricted stock awards and restricted stock units. The weighted average grant date fair market value of all common stock awards granted during the years ended December 31, 2018 and 2017 and for the periods from December 16, 2016 through December 31, 2016 and January 1, 2016 through December 15, 2016, were $13.74, $12.37, $31.99 and $0.26, respectively. The total fair market value of all common stock awards vested during the years ended December 31, 2018 and 2017 and for the periods from December 16, 2016 through December 31, 2016 and January 1, 2016 through December 15, 2016 were $2.3 million, 6.2 million, zero and 14.5 million, respectively.
The following tables summarize information for the year ended December 31, 2018 about our unvested common stock awards that we have outstanding (shares in thousands):

	Year Ended December 31, 2018
	Outstanding	Weighted Average Issuance Price
Shares at beginning of period	1,112	$11.90
Granted	457	$13.74
Vested	(194)	$11.98
Cancel1ed	(646)	$12.47
Shares at end of period	729	$12.52
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
For the years ended December 31, 2018, 2017 and the periods from December 16, 2016 through December 31, 2016 and January 1, 2016 through December 15, 2016, we recognized $2.6 million, $5.3 million, $0.4 million and $5.7 million, respectively, of pre-tax expenses from continuing operations associated with common stock awards. For the unvested common stock awards outstanding as of December 31, 2018, we anticipate that we will recognize $5.5 million of pre-tax expense over the next 1.5 years weighted average years.
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
For the years ended December 31, 2018, 2017 and the periods from December 16, 2016 through December 31, 2016 and January 1, 2016 through December 15, 2016, we recognized $0.3 million, zero, zero and zero, respectively, of pre-tax expenses from continuing operations associated with common stock awards. For the unvested common stock awards outstanding as of December 31, 2018, we anticipate that we will recognize $0.1 million of pre-tax expense over the next 1.5 weighted average years.
NOTE 21.    TRANSACTIONS WITH RELATED PARTIES
The Company has purchased or sold equipment or services from a few affiliates of certain directors. Additionally, the Company has a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Platinum”) pursuant to which Platinum provides certain business advisory services to the Company. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.    SUPPLEMENTAL CASH FLOW INFORMATION
Presented below is a schedule of noncash investing and financing activities and supplemental cash flow entries (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017	Period from December 16, 2016 through December 31, 2016	Period from January 1, 2016 through December 15, 2016
Supplemental cash flow information:
Cash paid for reorganization items	$—	$—	$—	$6,955
Cash paid for interest	32,718	30,397	1,312	69,134
Cash paid for taxes	40	—	—	57
Tax refunds	1,097	—	—	1,834
Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.
NOTE 23.    SEGMENT INFORMATION
Our reportable business segments are Rig Services, Fishing and Rental Services, Coiled Tubing Services and Fluid Management Services. Our reportable business segments previously included an International segment. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our Rig Services, Fishing and Rental Services, Coiled Tubing Services, Fluid Management Services operate geographically within the United States. Our International segment included our former operations in Mexico, Canada and Russia. During the fourth quarter of 2016, we completed the sale of our business in Mexico. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above.
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
Fishing and Rental Services
We offer a full line of services and rental equipment designed for use in providing drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units. Our rental inventory also included frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also had provided well-testing services. Our frac stack equipment and well-testing services business were sold in the second quarter of 2017.
Demand for our Fishing and Rental Services is closely related to capital spending by oil and natural gas producers, which is generally driven by oil and natural gas prices.
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
International
Our International segment included our former operations in Mexico, Canada and Russia. In April 2015, we announced our decision to exit markets in which we participate outside of North America. During the fourth quarter of 2016, we completed the sale of our business in Mexico, and we completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in these international markets consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also had a technology development and control systems business based in Canada, which was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Summary
The following table presents our segment information as of and for the years ended December 31, 2018 and 2017, the period from December 16, 2016 through December 31, 2016 and the period from January 1, 2016 through December 15, 2016 (in thousands):
Successor company as of and for the year ended December 31, 2018

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$296,969	$64,691	$71,013	$89,022	$—	$—	$521,695
Intersegment revenues	710	2,465	48	1,101	—	(4,324)	—
Depreciation and amortization	31,519	23,361	5,223	20,091	2,445	—	82,639
Impairment expense	—	—	—	—	—	—	—
Other operating expenses	245,898	49,983	60,594	77,781	63,766	—	498,022
Operating income (loss)	19,552	(8,653)	5,196	(8,850)	(66,211)	—	(58,966)
Interest expense, net of amounts capitalized	—	—	—	—	34,163	—	34,163
Income (loss) before taxes	19,689	(8,622)	5,201	(8,773)	(98,270)	—	(90,775)
Long-lived assets(1)	141,469	50,629	17,274	55,263	19,637	404	284,676
Total assets	192,376	65,711	27,283	70,003	80,507	7,294	443,174
Capital expenditures	18,126	3,671	4,872	2,907	7,959	—	37,535
Successor company as of and for the year ended December 31, 2017

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$248,830	$59,172	$41,866	$80,726	$5,571	$—	$—	$436,165
Intersegment revenues	325	3,181	60	1,218	—	—	(4,784)	—
Depreciation and amortization	31,493	23,454	5,187	21,917	791	1,700	—	84,542
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	220,957	28,212	35,048	78,341	9,586	75,472	—	447,616
Operating income (loss)	(3,620)	7,506	1,631	(19,532)	(4,993)	(77,172)	—	(96,180)
Reorganization items, net	—	—	—	—	—	1,501	—	1,501
Interest expense, net of amounts capitalized	—	—	—	—	—	31,797	—	31,797
Income (loss) before taxes	(3,449)	7,748	1,643	(19,537)	(298)	(108,398)	—	(122,291)
Long-lived assets(1)	160,170	63,340	19,064	74,591	7	122,965	(97,819)	342,318
Total assets	287,856	360,581	41,523	(985)	9,473	513,393	(682,720)	529,121
Capital expenditures	8,375	741	886	3,288	475	2,314	—	16,079

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Successor company as of December 31, 2016 and for the period from December 16, 2016 through December 31, 2016

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$8,549	$3,389	$1,392	$3,208	$1,292	$—	$—	$17,830
Depreciation and amortization	1,129	1,158	202	987	16	82	—	3,574
Impairment expense	—	—	—	—	—	—	—	—
Other operating expenses	9,352	2,496	1,446	3,359	1,209	5,242	—	23,104
Operating income (loss)	(1,932)	(265)	(256)	(1,138)	67	(5,324)	—	(8,848)
Interest expense, net of amounts capitalized	—	—	—	—	—	1,364	—	1,364
Income (loss) before taxes	(1,932)	(265)	(256)	(1,138)	49	(6,702)	—	(10,244)
Long-lived assets(1)	172,871	95,544	24,741	94,887	1,236	142,580	(108,448)	423,411
Total assets	1,348,587	462,163	106,609	226,503	62,971	(1,276,652)	(272,200)	657,981
Capital expenditures	331	10	—	29	—	5	—	375
Predecessor company as of December 15, 2016 and for the period from January 1, 2016 through December 15, 2016

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$222,877	$55,790	$30,569	$76,008	$14,179	$—	$—	$399,423
Intersegment revenues	922	4,958	73	934	284	—	(7,171)	—
Depreciation and amortization	56,241	26,547	10,730	22,583	6,497	8,698	—	131,296
Impairment expense	—	—	—	—	44,646	—	—	44,646
Other operating expenses	206,094	55,651	39,161	91,361	22,262	111,553	—	526,082
Operating loss	(39,458)	(26,408)	(19,322)	(37,936)	(59,226)	(120,251)	—	(302,601)
Reorganization items, net	262,455	76,918	(52,094)	9,374	377	(542,601)	—	(245,571)
Interest expense, net of amounts capitalized	—	—	—	—	—	74,320	—	74,320
Income (loss) before taxes	(301,647)	(103,474)	32,891	(48,014)	(59,773)	351,110	—	(128,907)
Long-lived assets(1)	173,762	96,692	24,944	95,848	1,252	142,704	(108,449)	426,753
Total assets	1,350,566	462,759	106,760	227,749	62,520	(1,274,533)	(272,199)	663,622
Capital expenditures	1,477	3,005	110	2,950	711	228	—	8,481

(1)	Long-lived assets include: fixed assets, goodwill, intangibles and other assets.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Functional Support is geographically located in the United States.
NOTE 24.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents our summarized, unaudited quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2018:
Revenues	$125,316	$144,405	$134,721	$117,253
Direct operating expenses	98,211	109,747	106,103	92,335
Net loss	(24,963)	(16,895)	(23,860)	(23,078)
Loss per share(1):
Basic and diluted	(1.23)	(0.84)	(1.18)	(1.14)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2017:
Revenues	$101,452	$107,780	$110,653	$116,280
Direct operating expenses	87,306	63,560	87,115	94,351
Net loss	(46,859)	(13,183)	(38,220)	(22,327)
Loss per share(1):
Basic and Diluted	(2.33)	(0.66)	(1.90)	(1.11)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Period from January 1, 2016 through December 15, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(139,713)	$1,264	$—	$(138,449)
Cash flows from investing activities:
Capital expenditures	—	(8,134)	(347)	—	(8,481)
Intercompany notes and accounts	—	122,798	—	(122,798)	—
Other investing activities, net	—	15,025	—	—	15,025
Net cash provided by (used in) investing activities	—	129,689	(347)	(122,798)	6,544
Cash flows from financing activities:
Repayment of long-term debt	(313,424)	—	—	—	(313,424)
Proceeds from long-term debt	250,000	—	—	—	250,000
Proceeds from stock rights offering	109,082	—	—	—	109,082
Payment of deferred financing costs	(2,040)	—	—	—	(2,040)
Intercompany notes and accounts	(122,798)	—	—	122,798	—
Other financing activities, net	(167)	—	—	—	(167)
Net cash provided by (used in) financing activities	(79,347)	—	—	122,798	43,451
Effect of changes in exchange rates on cash	—	—	(20)	—	(20)
Net increase (decrease) in cash and cash equivalents	(79,347)	(10,024)	897	—	(88,474)
Cash, cash equivalents and restricted cash at beginning of period	191,065	10,024	3,265	—	204,354
Cash, cash equivalents and restricted cash at end of period	$111,718	$—	$4,162	$—	$115,880

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2018.
ITEM 11.     EXECUTIVE COMPENSATION
Item 11 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2018.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2018.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Item 14 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2018.
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

10.4.5†	Key Energy Services, Inc. 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our registration statement on Form S-8 filed on December 19, 2016, File No. 333-215175.)

10.4.6†
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

10.4.8†
Form of Amended and Restated Performance-Based/Time-Vested Restricted Stock Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.4.9†	Form of Employment Agreement for Katherine Hargis and David Brunnert. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.4.10†	Form of Time-Vested Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.4.11†	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.4.12†
Letter Agreement, dated as of May 15, 2018, between the Company and Robert Drummond (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2018, File No. 001-08038).

10.4.13†	Form of Retention Bonus Award Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018, File No. 001-08038).

10.4.14†
Employment Agreement, dated as of August 17, 2018, between the Company and Robert Saltiel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018, File No. 001-08038).

Exhibit No.	Description

10.4.15†
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
KEY ENERGY SERVICES, INC.

Date:	March 15, 2019	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Robert Saltiel and J. Marshall Dodson, and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on March 15, 2019.

Signature	Title

/s/ PHILIP NORMENT	Chairman
Philip Norment

/s/ ROBERT SALTEIL	Director
Robert Saltiel	President and Chief Executive Officer
(Principal Executive Officer)

/s/ J. MARSHALL DODSON	Senior Vice President and Chief Financial Officer
J. Marshall Dodson	(Principal Financial Officer)

/s/ LOUIS COALE	Vice President and Controller
Louis Coale	(Principal Accounting Officer)

/s/ SHERMAN K. EDMISTON, III	Director
Sherman K. Edmiston, III

/s/ BRYAN KELLN	Director
Bryan Kelln

/s/ JACOB KOTZUBEI	Director
Jacob Kotzubei

/s/ STEVEN H. PRUETT	Director
Steven H. Pruett

/s/ MARY ANN SIGLER	Director
Mary Ann Sigler

/s/ SCOTT D. VOGEL	Director
Scott D. Vogel

/s/ H.H. TRIPP WOMMACK, III	Director
H.H. Tripp Wommack, III