Form 10-Q
period 2019-03-31
KEY ENERGY SERVICES INC
filed 2019-05-09
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
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
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	KEG	New York Stock Exchange
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
As of May 6, 2019, the number of outstanding shares of common stock of the registrant was 20,395,310.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the other reports we file with the Securities and Exchange Commission.
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

•
our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue, operating income and/or loss margin and the possibility of our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or business segments individually);

•	our ability to respond to changing or declining market conditions including our ability to reduce the costs of labor, fuel, equipment and supplies employed and used in our business;

•	our ability to maintain sufficient liquidity;

•	adverse impact of litigation; and

•
other factors affecting our business described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,693	$50,311
Accounts receivable, net of allowance for doubtful accounts of $1,019 and $1,056, respectively	69,842	74,253
Inventories	15,309	15,861
Other current assets	18,117	18,073
Total current assets	138,961	158,498
Property and equipment	439,682	439,043
Accumulated depreciation	(176,387)	(163,333)
Property and equipment, net	263,295	275,710
Intangible assets, net	390	404
Other non-current assets	10,106	8,562
TOTAL ASSETS	$412,752	$443,174
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,856	$13,587
Current portion of long-term debt	2,500	2,500
Other current liabilities	79,495	87,377
Total current liabilities	93,851	103,464
Long-term debt	240,573	241,079
Workers’ compensation, vehicular and health insurance liabilities	25,436	24,775
Other non-current liabilities	29,997	28,336
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,395,310 and 20,363,198 outstanding	204	204
Additional paid-in capital	265,761	264,945
Retained deficit	(243,070)	(219,629)
Total equity	22,895	45,520
TOTAL LIABILITIES AND EQUITY	$412,752	$443,174
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
REVENUES	$109,273	$125,316
COSTS AND EXPENSES:
Direct operating expenses	88,194	98,211
Depreciation and amortization expense	14,296	20,356
General and administrative expenses	22,095	24,574
Operating loss	(15,312)	(17,825)
Interest expense, net of amounts capitalized	9,233	8,144
Other income, net	(1,142)	(1,007)
Loss before income taxes	(23,403)	(24,962)
Income tax expense	(38)	(1)
NET LOSS	$(23,441)	$(24,963)
Loss per share:
Basic and diluted	$(1.15)	$(1.23)
Weighted average shares outstanding:
Basic and diluted	20,369	20,218
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,441)	$(24,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,296	20,356
Bad debt expense	506	467
Accretion of asset retirement obligations	40	39
Amortization of deferred financing costs	119	119
Loss (gain) on disposal of assets, net	363	(4,737)
Share-based compensation	816	2,400
Changes in working capital:
Accounts receivable	3,905	(13,335)
Other current assets	507	485
Accounts payable, accrued interest and accrued expenses	(9,714)	(5,675)
Share-based compensation liability awards	99	336
Other assets and liabilities	1,162	1,084
Net cash used in operating activities	(11,342)	(23,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,040)	(9,444)
Proceeds from sale of assets	2,389	6,943
Net cash used in investing activities	(2,651)	(2,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(625)	(625)
Proceeds from exercise of warrants	—	1
Net cash used in financing activities	(625)	(624)
Net decrease in cash, cash equivalents and restricted cash	(14,618)	(26,549)
Cash, cash equivalents, and restricted cash, beginning of period	50,311	77,065
Cash, cash equivalents, and restricted cash, end of period	$35,693	$50,516
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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2018 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2018 Form 10-K.
Recent Accounting Developments
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
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaced the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As part of our assessment we have created additional internal controls over financial reporting and made changes in business practices and processes related to the ASU. Key has elected the new prospective “Comparatives Under 840” transition method as defined in ASU 2018-11 and adopted the new standard as of January 1, 2019. As part of the adoption, the Company elected several practical expedients which, for contracts that existed at the time of the adoption, allowed the Company to not reassess whether existing contracts are or contained leases, classification of a lease (i.e., operating leases will remain operating leases), initial direct costs and land easement arrangements. As part of the adoption, the Company also made several accounting policy elections which allow the Company to not apply the standard to short term leases as well as to choose not to separate non-lease components from lease components and instead account for all components as a single lease component. The adoption of this standard did not have an impact on our consolidated statement of operations or consolidated statement of cash flows and had an immaterial impact on our consolidated balance sheet. Right of use assets obtained in exchange for operating leases liabilities was $4.1 million at the time of the adoption of the standard.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2019	2018
Rig Services	$65,026	$70,304
Fishing and Rental Services	14,587	13,835
Coiled Tubing Services	10,673	18,423
Fluid Management Services	18,987	22,754
Total	$109,273	$125,316
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
We recognize revenue within the Rig Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Rig Services are billed monthly and payment terms are usually 30 days from invoice receipt.
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

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2018	20,363	$204	$264,945	$(219,629)	$45,520
Share-based compensation	11	—	816	—	816
Net loss	—	—	—	(23,441)	(23,441)
Balance at March 31, 2019	20,374	$204	$265,761	$(243,070)	$22,895
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other current assets:
Prepaid current assets	$8,776	$11,207
Reinsurance receivable	6,716	6,365
Operating lease right-of-use assets	2,003	—
Other	622	501
Total	$18,117	$18,073
The table below presents comparative detailed information about other non-current assets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other non-current assets:
Reinsurance receivable	$7,100	$6,743
Deposits	1,109	1,309
Operating lease right-of-use assets	1,510	—
Other	387	510
Total	$10,106	$8,562

The table below presents comparative detailed information about other current liabilities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other current liabilities:
Accrued payroll, taxes and employee benefits	$14,645	$19,346
Accrued operating expenditures	14,901	15,861
Income, sales, use and other taxes	6,868	8,911
Self-insurance reserve	26,284	25,358
Accrued interest	7,066	7,105
Accrued insurance premiums	3,578	5,651
Unsettled legal claims	3,895	4,356
Accrued severance	—	83
Operating leases	2,004	—
Other	254	706
Total	$79,495	$87,377
The table below presents comparative detailed information about other non-current liabilities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Other non-current liabilities:
Asset retirement obligations	$9,058	$9,018
Environmental liabilities	2,307	2,227
Accrued sales, use and other taxes	17,005	17,024
Operating leases	1,523	—
Other	104	67
Total	$29,997	$28,336
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(130)	(116)
Net carrying value	$390	$404
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2019	2020	2021	2022	2023
Trademarks	6.8	$43	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three months ended March 31, 2019 and 2018.

NOTE 7. DEBT
As of March 31, 2019 and December 31, 2018, the components of our debt were as follows (in thousands):

	March 31, 2019	December 31, 2018
Term Loan Facility due 2021	$244,375	$245,000
Unamortized debt issuance costs	(1,302)	(1,421)
Total	243,073	243,579
Less current portion	(2,500)	(2,500)
Long-term debt	$240,573	$241,079
ABL Facility
The Company and Key Energy Services, LLC, are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate commitments from the ABL Lenders of $100 million, and matures on June 15, 2021.
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
As of March 31, 2019, we have no borrowings outstanding and $34.6 million of letters of credit outstanding with borrowing capacity of $21.6 million available subject to covenant constraints under our ABL Facility.
On April 5, 2019, the ABL Borrowers, as borrowers, the financial institutions party thereto as lenders and Bank of America, N.A. (the “ABL Agent”), as administrative agent for the lenders, entered into Amendment No. 1 (“Amendment No. 1”) to the ABL Facility, among the ABL Borrowers, the financial institutions party thereto from time to time as lenders, the ABL Agent and the co-collateral agents for the lenders, Bank of America, N.A. and Wells Fargo Bank, National Association. The amendment makes changes to, among other things, lower (i) the applicable margin for borrowings to (x) from between 2.50% and 4.50% to between 2.00% and 2.50% for LIBOR borrowings and (y) from 1.50% and 3.50% to between 1.00% and 1.50% for base rate borrowings, in each case depending on the ABL Borrowers’ fixed charge coverage ratio at such time, (ii) appoint the Bank of America, N.A. as sole collateral agent under the ABL Facility, (iii) extend the maturity of the credit facility from June 15, 2021 to the earlier of (x) April 5, 2024 and (y) 6 months prior to the maturity date of the ABL Borrowers’ term loan credit agreement and other material debts, as identified under the ABL Facility, (iv) increase the maximum amount of revolving loan commitment increases from $30 million to $50 million and (v) revise certain triggers applicable to the covenants under the ABL Facility.
Term Loan Facility
The Company is a party to a Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders. The Term Loan Facility had an initial outstanding principal amount of $250 million as of December 15, 2016.
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
The weighted average interest rate on the outstanding borrowings under the Term Loan Facility for three months ended March 31, 2019 was as follows:

Three Months Ended
March 31, 2019
Term Loan Facility	12.98%
Debt Compliance
At March 31, 2019, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.

NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest income	$(323)	$(184)
Other	(819)	(823)
Total	$(1,142)	$(1,007)
NOTE 9. INCOME TAXES
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
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) during 2017. SAB 118 provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflected the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Additional clarifying guidance and law corrections were issued by the U.S. government during 2018 related to the 2017 Tax Act, which provided further insight into properly accounting for the impacts of U.S. tax reform. During 2018, we finalized our accounting for this matter and concluded that no adjustments were required from our provisionally recorded amounts from 2017. We no longer have any provisionally recorded items related to the enactment of the 2017 Tax Act as of December 31, 2018. In addition, there were no material 2017 Tax Act changes or clarifications that affected our accounting for the period ended March 31, 2019.
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2019 and 2018 were (0.2%) and 0.0%, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three months ended March 31, 2019 and 2018. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2019.
As of March 31, 2019 and 2018, we have unrecognized tax benefits, net of federal tax benefit, of zero and $0.1 million, respectively. These amounts, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of zero and less than $0.1 million for the payment of interest and penalties as of March 31, 2019 and 2018, respectively. All remaining unrecognized tax positions were recognized as of December 31, 2018 as a result of the statute of limitations lapse, and there are no unrecognized tax positions as of March 31, 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $3.9 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2019. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of March 31, 2019 and December 31, 2018, we have recorded $51.7 million and $50.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $13.8 million and $13.1 million of insurance receivables as of March 31, 2019 and December 31, 2018, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of March 31, 2019 and December 31, 2018, we have recorded $2.3 million and $2.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(23,441)	$(24,963)
Denominator
Weighted average shares outstanding	20,369	20,218
Basic and diluted loss per share	$(1.15)	$(1.23)
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

The company has issued potentially dilutive instruments such as RSUs, stock options, and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended
	March 31,
	2019	2018
RSUs	1,882	1,166
Stock options	74	163
Warrants	1,838	1,838
Total	3,794	3,167
No events occurred after March 31, 2019 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $0.7 million and $2.0 million during the three months ended March 31, 2019 and 2018, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares which vest in equal installments over a three-year period or which vest in a 40%-60% split respectively over a two-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested share-based awards as of March 31, 2019 is estimated to be $6.7 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Option Awards
We recognized compensation expense related to our stock options of zero and less than $0.1 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of $0.1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested phantom shares as of March 31, 2019 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 1.3 years.
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
NOTE 15. LEASES
We have operating leases for certain corporate offices and operating locations. We determine if a contract is a lease or contains an embedded lease at the contracts inception. Operating lease right-of-use (“ROU”) assets are included in other current and other non-current assets, operating lease liabilities are included in other current and other non-current liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our risk adjusted incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense for lease payments is recognized on a straight-line basis over the non-cancelable term of the lease.
We recognized $0.7 million of costs related to our operating leases during the three months ended March 31, 2019. As of March 31, 2019, our leases have a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 7.3%.
The maturities of our operating lease liabilities as of March 31, 2019 are as follows (in thousands):

March 31, 2019
Remainder of 2019	$1,801
2020	1,233
2021	496
2022	126
2023	126
Thereafter	21
Total lease payments	3,803
Less imputed interest	(276)
Total	$3,527
NOTE 16. SEGMENT INFORMATION
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
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our reporting segments.
Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2019 and 2018 (in thousands):

As of and for the three months ended March 31, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$65,026	$14,587	$10,673	$18,987	$—	$—	$109,273
Intersegment revenues	88	908	—	43	—	(1,039)	—
Depreciation and amortization	5,989	4,150	1,256	2,441	460	—	14,296
Other operating expenses	54,581	11,560	11,555	16,437	16,156	—	110,289
Operating income (loss)	4,456	(1,123)	(2,138)	109	(16,616)	—	(15,312)
Interest expense, net of amounts capitalized	10	7	16	11	9,189	—	9,233
Income (loss) before income taxes	4,469	(1,124)	(2,153)	106	(24,701)	—	(23,403)
Long-lived assets(1)	134,880	49,352	17,368	53,168	19,023	—	273,791
Total assets	185,482	61,353	27,417	66,407	62,841	9,252	412,752
Capital expenditures	1,830	2,073	766	157	214	—	5,040

As of and for the three months ended March 31, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$70,304	$13,835	$18,423	$22,754	$—	$—	$125,316
Intersegment revenues	65	515	9	351	—	(940)	—
Depreciation and amortization	7,787	5,754	1,172	5,179	464	—	20,356
Other operating expenses	59,567	12,033	13,319	20,639	17,227	—	122,785
Operating income (loss)	2,950	(3,952)	3,932	(3,064)	(17,691)	—	(17,825)
Interest expense, net of amounts capitalized	—	—	—	—	8,144	—	8,144
Income (loss) before income taxes	3,006	(3,945)	3,932	(3,028)	(24,927)	—	(24,962)
Long-lived assets(1)	155,688	57,971	20,419	70,275	130,559	(105,733)	329,179
Total assets	212,529	69,762	38,943	86,595	189,836	(95,666)	501,999
Capital expenditures	3,466	366	3,057	1,483	1,072	—	9,444

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2019 and 2018, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K and Part I, Item 1A. Risk Factors of our 2018 Form 10-K.
We provide information regarding four business segments: Rig Services, Fishing and Rental Services, Coiled Tubing Services and Fluid Management Services. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. See “Note 16. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2019:
First Quarter	$54.82	$2.92	1,023	1,295

2018:
First Quarter	$62.91	$3.08	951	1,220
Second Quarter	$68.07	$2.85	1,021	1,297
Third Quarter	$69.69	$2.93	1,032	1,337
Fourth Quarter	$59.97	$3.77	1,050	1,316

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net
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
Our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2018 through the first quarter of 2019:

	Rig Hours	Trucking Hours	Key’s Working Days(1)
2019:
First Quarter	151,309	150,740	63

2018:
First Quarter	175,232	214,194	63
Second Quarter	187,578	201,427	64
Third Quarter	180,943	184,310	63
Fourth Quarter	156,453	179,405	62
Total 2018	700,206	779,336	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.
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
Over the first nine months of 2018, strengthening oil prices led to improvement in demand for our services, particularly services associated with the completion of oil and natural gas wells, and we were able to increase prices for most of our service offerings. We did not though, experience as substantial a change in activity as it relates to our services driven by our customer’s spending on the maintenance of existing oil and gas wells, particularly conventional wells. During the fourth quarter of 2018, oil prices fell, we believe reducing demand for all of our services during a period where we also typically experience lower demand due to holidays and fewer daylight hours.
Over the first quarter of 2019, oil prices began to recover from the lows experienced in late 2018. We though, experienced a decline in revenues compared to the prior quarter and the corresponding period in 2018 due to seasonal effects including weather, and lower demand for completion driven services. We believe that many of our clients did not react to the improved oil price with higher spending or increases in planned expenditures that would have increased demand for our services. We expect that due to the improved commodity price, demand for our services will increase over the remainder of 2019. Additionally, we believe that the continued aging of horizontal wells will increase demand for well maintenance services as customers seek to maintain or increase production through accretive regular well maintenance at economically supportive oil prices for conventional and horizontal oil wells over the next several years. With increased demand for oilfield services broadly, and specifically in the services we offer, we expect the demand for qualified employees to also increase. An inability to attract and retain qualified employees to meet the needs of our customers may constrain our growth in 2019 and future periods or offset price increases realized due to inflation in labor costs necessary to attract and retain employees.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	March 31,
	2019	2018
REVENUES	$109,273	$125,316
COSTS AND EXPENSES:
Direct operating expenses	88,194	98,211
Depreciation and amortization expense	14,296	20,356
General and administrative expenses	22,095	24,574
Operating loss	(15,312)	(17,825)
Interest expense, net of amounts capitalized	9,233	8,144
Other income, net	(1,142)	(1,007)
Loss before income taxes	(23,403)	(24,962)
Income tax expense	(38)	(1)
NET LOSS	$(23,441)	$(24,963)
Consolidated Results of Operations — Three Months Ended March 31, 2019 and 2018
Revenues
Our revenues for the three months ended March 31, 2019 decreased $16.0 million, or 12.8%, to $109.3 million from $125.3 million for the three months ended March 31, 2018, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. See “Segment Operating Results — Three Months Ended March 31, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $10.0 million, to $88.2 million (80.7% of revenues), for the three months ended March 31, 2019, compared to $98.2 million (78.4% of revenues) for the three months ended March 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.1 million, or 29.8%, to $14.3 million during the three months ended March 31, 2019, compared to $20.4 million for the three months ended March 31, 2018. This decrease is primarily due to assets being fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $2.5 million, to $22.1 million (20.2% of revenues), for the three months ended March 31, 2019, compared to $24.6 million (19.6% of revenues) for the three months ended March 31, 2018. This decrease is primarily due to lower employee compensation costs due to reduced staffing levels, reduced facilities expense and a decrease in legal settlement expenses.

Interest Expense, Net of Amounts Capitalized
Interest expense increased $1.1 million, or 13.4%, to $9.2 million for the three months ended March 31, 2019, compared to $8.1 million for the same period in 2018. This increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other Income, Net
During the three months ended March 31, 2019, we recognized other income, net, of $1.1 million, compared to other income, net, of $1.0 million for the three months ended March 31, 2018.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Interest income	$(323)	$(184)
Other	(819)	(823)
Total	$(1,142)	$(1,007)
Income Tax Expense
We recorded an income tax expense of less than $0.1 million on a pre-tax loss of $23.4 million for the three months ended March 31, 2019, compared to an income tax expense of less than $0.1 million on a pre-tax loss of $25.0 million for the same period in 2018. Our effective tax rate was (0.2%) for the three months ended March 31, 2019, compared to 0.0% for the three months ended March 31, 2018. Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including the mix of profit and loss between U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended March 31, 2019 and 2018
The following table shows operating results for each of our segments for the three months ended March 31, 2019 and 2018 (in thousands):

For the three months ended March 31, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$65,026	$14,587	$10,673	$18,987	$—	$109,273
Operating expenses	60,570	15,710	12,811	18,878	16,616	124,585
Operating income (loss)	4,456	(1,123)	(2,138)	109	(16,616)	(15,312)

For the three months ended March 31, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$70,304	$13,835	$18,423	$22,754	$—	$125,316
Operating expenses	67,354	17,787	14,491	25,818	17,691	143,141
Operating income (loss)	2,950	(3,952)	3,932	(3,064)	(17,691)	(17,825)
Rig Services
Revenues for our Rig Services segment decreased $5.3 million, or 7.5%, to $65.0 million for the three months ended March 31, 2019, compared to $70.3 million for the three months ended March 31, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices and unfavorable weather. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Rig Services segment were $60.6 million for the three months ended March 31, 2019, which represented a decrease of $6.8 million, or 10.1%, compared to $67.4 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.

Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $0.8 million, or 5.4%, to $14.6 million for the three months ended March 31, 2019, compared to $13.8 million for the three months ended March 31, 2018. The increase for this segment is primarily due to an increase in completion and production spending from our customers.
Operating expenses for our Fishing and Rental Services segment were $15.7 million for the three months ended March 31, 2019, which represented a decrease of $2.1 million, or 11.7%, compared to $17.8 million for the same period in 2018. The decrease for this segment is primarily due to the decrease in depreciation expense and repair and maintenance expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $7.8 million, or 42.1%, to $10.7 million for the three months ended March 31, 2019, compared to $18.4 million for the three months ended March 31, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $12.8 million for the three months ended March 31, 2019, which represented a decrease of $1.7 million, or 11.6%, compared to $14.5 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $3.8 million, or 16.6%, to $19.0 million for the three months ended March 31, 2019, compared to $22.8 million for the three months ended March 31, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $18.9 million for the three months ended March 31, 2019, which represented a decrease of $6.9 million, or 26.9%, compared to $25.8 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $1.1 million, or 6.1%, to $16.6 million (15.2% of consolidated revenues) for the three months ended March 31, 2019 compared to $17.7 million (14.1% of consolidated revenues) for the same period in 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal settlement expenses.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2019, we had total liquidity of $57.3 million, which consists of $35.7 million cash and cash equivalents and $21.6 million of borrowing capacity available under our ABL Facility. This compares to total liquidity of $74.3 million which consisted of $50.3 million cash and cash equivalents and $24 million of borrowing capacity available under our ABL Facility as of December 31, 2018. Our working capital was $45.1 million as of March 31, 2019, compared to $55.0 million as of December 31, 2018. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents and accounts receivable, partially offset decrease in accrued payroll and insurance. As of March 31, 2019, we had no borrowings outstanding and $34.6 million in committed letters of credit outstanding under our ABL Facility.

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(11,342)	$(23,424)
Cash paid for capital expenditures	(5,040)	(9,444)
Proceeds received from sale of fixed assets	2,389	6,943
Repayments of long-term debt	(625)	(625)
Other financing activities, net	—	1
Net decrease in cash, cash equivalents and restricted cash	$(14,618)	$(26,549)
Cash used in operating activities was $11.3 million for the three months ended March 31, 2019 compared to cash used in operating activities of $23.4 million for the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 as compared to cash used in operating activities for the three months ended March 31, 2018 was primarily a result in changes in working capital
Cash used in investing activities was $2.7 million for the three months ended March 31, 2019 compared to cash used in investing activities of $2.5 million for the three months ended March 31, 2018. Cash outflows during these periods consisted capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash used in financing activities was $0.6 million for the three months ended March 31, 2019 compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2018. Financing cash outflows for the three months ended March 31, 2019 and March 31, 2018 primarily relate to the repayment of long-term debt.
Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
At March 31, 2019, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2019	$1,875
2020	2,500
2021	240,000
Total principal payments	$244,375
ABL Facility
The Company and Key Energy Services, LLC are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate commitments from the ABL Lenders of $100 million, and matures on June 15, 2021.
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
As of March 31, 2019, we have no borrowings outstanding and $34.6 million of letters of credit outstanding with borrowing capacity of $21.6 million available subject to covenant constraints under our ABL Facility.
On April 5, 2019, the ABL Borrowers, as borrowers, the financial institutions party thereto as lenders and Bank of America, N.A. (the “ABL Agent”), as administrative agent for the lenders, entered into Amendment No. 1 (“Amendment No. 1”) to the ABL Facility, among the ABL Borrowers, the financial institutions party thereto from time to time as lenders, the ABL Agent and the co-collateral agents for the lenders, Bank of America, N.A. and Wells Fargo Bank, National Association. The amendment makes changes to, among other things, lower (i) the applicable margin for borrowings to (x) from between 2.50% and 4.50% to between 2.00% and 2.50% for LIBOR borrowings and (y) from 1.50% and 3.50% to between 1.00% and 1.50% for base rate borrowings, in each case depending on the ABL Borrowers’ fixed charge coverage ratio at such time, (ii) appoint the Bank of America, N.A. as sole collateral agent under the ABL Facility, (iii) extend the maturity of the credit facility from June 15, 2021 to the earlier of (x) April 5, 2024 and (y) 6 months prior to the maturity date of the ABL Borrowers’ term loan credit agreement and other material debts, as identified under the ABL Facility, (iv) increase the maximum amount of revolving loan commitment increases from $30 million to $50 million and (v) revise certain triggers applicable to the covenants under the ABL Facility.
Term Loan Facility
The Company is a party to a Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders. The Term Loan Facility had an initial outstanding principal amount of $250 million as of December 15, 2016.
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
Debt Compliance
At March 31, 2019, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the three months ended March 31, 2019, our capital expenditures totaled $5.0 million, primarily related to the addition of new equipment needed to take advantage of the increases in activity. Our capital expenditure plan for 2019 contemplates spending between $15 million and $20 million, subject to market conditions. This is primarily related to the addition of new equipment needed to take advantage of the increases in activity and the ongoing maintenance of our equipment. Our capital expenditure program for 2019 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2019 has been the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in the remainder of 2019 to expand our presence in a market. We currently anticipate funding our 2019 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At March 31, 2019 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material, current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2018 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2018 Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which proceeds the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019 File No. 001-08038).

10.2
Form of Contingent Grant Time-Vested Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019 File No. 001-08038).

10.3	Cash LTI Award Agreement with Robert Saltiel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019 File No. 001-08038).

10.4	Form of Cash LTI Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019 File No. 001-08038).

10.5
Amendment to Employment Agreement, dated February 4, 2019, between the Company and Robert Saltiel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019 File No. 001-08038).

10.6*	Amended and Restated Employment Agreement, dated May 7, 2019, between the Company and Katherine I. Hargis.

10.7*	Change of Control Agreement, dated May 7, 2019, between the Company and Louis Coale.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2019	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)