Form 10-Q
period 2019-06-30
KEY ENERGY SERVICES INC
filed 2019-08-09
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
As of August 2, 2019, the number of outstanding shares of common stock of the registrant was 20,414,509.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019
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

•	our ability to respond to changing or declining market conditions;

•	our ability to maintain sufficient liquidity;

•	adverse impact of litigation;

•	our ability to regain compliance with the listing requirements of, and maintain the listing of our common stock on, the New York Stock Exchange; and

•
other factors affecting our business described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,284	$50,311
Accounts receivable, net of allowance for doubtful accounts of $802 and $1,056, respectively	71,570	74,253
Inventories	14,791	15,861
Other current assets	20,885	18,073
Total current assets	136,530	158,498
Property and equipment	442,129	439,043
Accumulated depreciation	(188,080)	(163,333)
Property and equipment, net	254,049	275,710
Intangible assets, net	376	404
Other non-current assets	12,560	8,562
TOTAL ASSETS	$403,515	$443,174
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,202	$13,587
Current portion of long-term debt	2,500	2,500
Other current liabilities	82,151	87,377
Total current liabilities	98,853	103,464
Long-term debt	239,242	241,079
Workers’ compensation, vehicular and health insurance liabilities	27,131	24,775
Other non-current liabilities	32,287	28,336
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,408,056 and 20,363,198 outstanding	204	204
Additional paid-in capital	267,171	264,945
Retained deficit	(261,373)	(219,629)
Total equity	6,002	45,520
TOTAL LIABILITIES AND EQUITY	$403,515	$443,174
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	$112,943	$144,405	$222,216	$269,721
COSTS AND EXPENSES:
Direct operating expenses	90,564	109,747	178,758	207,958
Depreciation and amortization expense	14,262	20,717	28,558	41,073
General and administrative expenses	22,544	22,854	44,639	47,428
Operating loss	(14,427)	(8,913)	(29,739)	(26,738)
Interest expense, net of amounts capitalized	8,520	8,573	17,753	16,717
Other income, net	(239)	(752)	(1,381)	(1,759)
Loss before income taxes	(22,708)	(16,734)	(46,111)	(41,696)
Income tax benefit (expense)	4,405	(161)	4,367	(162)
NET LOSS	$(18,303)	$(16,895)	$(41,744)	$(41,858)
Loss per share:
Basic and diluted	$(0.90)	$(0.84)	$(2.05)	$(2.07)
Weighted average shares outstanding:
Basic and diluted	20,387	20,231	20,375	20,224
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,744)	$(41,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28,558	41,073
Bad debt expense	261	427
Accretion of asset retirement obligations	82	80
Amortization of deferred financing costs	241	238
Income on disposal of assets, net	(1,459)	(5,467)
Share-based compensation	2,230	2,902
Changes in working capital:
Accounts receivable	2,422	(24,447)
Other current assets	(1,741)	5,850
Accounts payable, accrued interest and accrued expenses	(4,647)	(565)
Share-based compensation liability awards	34	799
Other assets and liabilities	4,400	5,710
Net cash used in operating activities	(11,363)	(15,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,362)	(17,173)
Proceeds from sale of assets	4,780	8,875
Net cash used in investing activities	(7,582)	(8,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,250)	(1,250)
Payment of deferred financing costs	(828)	—
Repurchases of common stock	(4)	—
Proceeds from exercise of warrants	—	3
Net cash used in financing activities	(2,082)	(1,247)
Net decrease in cash, cash equivalents and restricted cash	(21,027)	(24,803)
Cash, cash equivalents, and restricted cash, beginning of period	50,311	77,065
Cash, cash equivalents, and restricted cash, end of period	$29,284	$52,262
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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

	Six Months Ended
	June 30,
	2019	2018
Rig Services	$132,910	$150,760
Fishing and Rental Services	29,399	30,324
Coiled Tubing Services	22,420	42,293
Fluid Management Services	37,487	46,344
Total	$222,216	$269,721
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
We recognize revenue within the Rig Services segment by measuring progress toward satisfying the performance obligation in a manner that best depicts the transfer of goods or services to the customer. The control over services is transferred as the services are rendered to the customer. Specifically, we recognize revenue as the services are provided, typically daily, as we have the right to invoice the customer for the services performed. Rig Services are billed monthly, and payment terms are usually 30 days from invoice receipt.
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
The majority of our services are short-term in nature, with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
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

Further, in many of our service contracts we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date (for example, a service contract in which an entity bills a fixed amount for each hour of service provided). For those contracts, we have utilized the practical expedient in ASC 606-10-55-18 exempting the Company from disclosure of the recognition of revenue in the amount that the Company has a right to invoice.
Accordingly, we do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2018	20,363	$204	$264,945	$(219,629)	$45,520
Common stock purchases	(1)	—	(4)	—	(4)
Share-based compensation	46	—	2,230	—	2,230
Net loss	—	—	—	(41,744)	(41,744)
Balance at June 30, 2019	20,408	$204	$267,171	$(261,373)	$6,002
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2018 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2017	20,217	$202	$259,314	$(130,833)	$128,683
Exercise of warrants	—	—	3	—	3
Share-based compensation	28	—	2,902	—	2,902
Net loss	—	—	—	(41,858)	(41,858)
Balance at June 30, 2018	20,245	$202	$262,219	$(172,691)	$89,730
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other current assets:
Prepaid current assets	$6,096	$11,207
Reinsurance receivable	7,270	6,365
Operating lease right-of-use assets	2,606	—
Other	4,913	501
Total	$20,885	$18,073

The table below presents comparative detailed information about other non-current assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other non-current assets:
Reinsurance receivable	$7,600	$6,743
Deposits	1,117	1,309
Operating lease right-of-use assets	3,456	—
Other	387	510
Total	$12,560	$8,562
The table below presents comparative detailed information about other current liabilities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other current liabilities:
Accrued payroll, taxes and employee benefits	$20,206	$19,346
Accrued operating expenditures	14,041	15,861
Income, sales, use and other taxes	4,781	8,911
Self-insurance reserve	26,991	25,358
Accrued interest	6,769	7,105
Accrued insurance premiums	1,730	5,651
Unsettled legal claims	2,645	4,356
Accrued severance	—	83
Operating leases	2,359	—
Other	2,629	706
Total	$82,151	$87,377
The table below presents comparative detailed information about other non-current liabilities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Other non-current liabilities:
Asset retirement obligations	$9,099	$9,018
Environmental liabilities	2,301	2,227
Accrued sales, use and other taxes	17,005	17,024
Operating leases	3,803	—
Other	79	67
Total	$32,287	$28,336
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30, 2019	December 31, 2018
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(144)	(116)
Net carrying value	$376	$404

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2019	2020	2021	2022	2023
Trademarks	6.5	$29	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three and six months ended June 30, 2019 and 2018.
NOTE 7. DEBT
As of June 30, 2019 and December 31, 2018, the components of our debt were as follows (in thousands):

	June 30, 2019	December 31, 2018
Term Loan Facility due 2021	$243,750	$245,000
Unamortized debt issuance costs	(2,008)	(1,421)
Total	241,742	243,579
Less current portion	(2,500)	(2,500)
Long-term debt	$239,242	$241,079
ABL Facility
The Company and Key Energy Services, LLC, are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders. The ABL Facility provides for aggregate commitments from the ABL Lenders of $100 million, and matures on the earlier of (a) April 5, 2024 and (b) 6 months prior to the maturity date of the Term Loan Facility (as defined below) and other material debts, if any, as identified under the ABL Facility.
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
Borrowings under the ABL Facility will bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.0% to 2.5% depending on the Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) an applicable margin that varies from 1.0% to 1.5% depending on the Borrowers’ fixed charge coverage ratio at such time. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other factors.
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
As of June 30, 2019, we have no borrowings outstanding and $34.6 million of letters of credit outstanding with borrowing capacity of $21.1 million available subject to covenant constraints under our ABL Facility.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three and six month periods ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Term Loan Facility	12.89%	12.93%
Debt Compliance

At June 30, 2019, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$(195)	$(194)	$(517)	$(378)
Other	(44)	(558)	(864)	(1,381)
Total	$(239)	$(752)	$(1,381)	$(1,759)
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
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) during 2017. SAB 118 provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflected the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Additional clarifying guidance and law corrections were issued by the U.S. government during 2018 related to the 2017 Tax Act, which provided further insight into properly accounting for the impacts of U.S. tax reform. During 2018, we finalized our accounting for this matter and concluded that no adjustments were required from our provisionally recorded amounts from 2017. We no longer have any provisionally recorded items related to the enactment of the 2017 Tax Act as of December 31, 2018. In addition, there were no material 2017 Tax Act changes or clarifications that affected our accounting for the six-month period ended June 30, 2019.
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2019 and 2018 were 19.4% and (1.0)%, respectively, and 9.5% and (0.4)% for the six months ended June 30, 2019 and 2018, respectively. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three and six months ended June 30, 2019 and 2018. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the six months ended June 30, 2019.
As of June 30, 2019, we had no unrecognized tax benefits, net of federal tax benefit. All remaining unrecognized tax positions were recognized as of December 31, 2018 as a result of the statute of limitations lapse, and there are no unrecognized tax positions as of June 30, 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.6 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2019. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of June 30, 2019 and December 31, 2018, we have recorded $54.1 million and $50.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $14.9 million and $13.1 million of insurance receivables as of June 30, 2019 and December 31, 2018, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of June 30, 2019 and December 31, 2018, we have recorded $2.3 million and $2.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(18,303)	$(16,895)	$(41,744)	$(41,858)
Denominator
Weighted average shares outstanding	20,387	20,231	20,375	20,224
Basic and diluted loss per share	$(0.90)	$(0.84)	$(2.05)	$(2.07)
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

The company has issued potentially dilutive instruments such as RSUs, stock options, and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
RSUs	1,980	1,115	2,071	1,121
Stock options	71	163	74	163
Warrants	1,838	1,838	1,838	1,838
Total	3,889	3,116	3,983	3,122
No events occurred after June 30, 2019 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $1.4 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively. We recognized employee share-based compensation expense of $2.1 million and $2.4 million during the six months ended June 30, 2019 and 2018, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares, vest in equal installments over a three-year period or which vest in a 40%-60% split respectively over a two-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.1 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively. We recognized share-based compensation expense related to our outside directors of $0.2 million and $0.5 million during the six months ended June 30, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested share-based awards as of June 30, 2019 is estimated to be $5.4 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Option Awards
As of June 30, 2019, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of negative $0.1 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively. We recognized compensation expense related to our phantom shares of less than $0.1 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested phantom shares as of June 30, 2019 is estimated to be $0.1 million and is expected to be recognized over a weighted-average period of 1.0 years.
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

NOTE 15. LEASES
We have operating leases for certain corporate offices and operating locations. We determine if a contract is a lease or contains an embedded lease at the inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other current and other non-current assets, operating lease liabilities are included in other current and other non-current liabilities in our consolidated balance sheets.
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
We recognized $0.7 million and $1.4 million of costs related to our operating leases during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, our leases have a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 7.3%.
The maturities of our operating lease liabilities as of June 30, 2019 are as follows (in thousands):

June 30, 2019
Remainder of 2019	$1,338
2020	2,676
2021	1,508
2022	493
2023	493
Thereafter	188
Total lease payments	6,696
Less imputed interest	(534)
Total	$6,162
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2019 and 2018 (in thousands):

As of and for the three months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$67,884	$14,812	$11,747	$18,500	$—	$—	$112,943
Intersegment revenues	166	287	—	32	—	(485)	—
Depreciation and amortization	6,141	4,204	1,270	2,182	465	—	14,262
Other operating expenses	55,861	12,430	11,926	16,119	16,772	—	113,108
Operating income (loss)	5,882	(1,822)	(1,449)	199	(17,237)	—	(14,427)
Interest expense, net of amounts capitalized	26	6	14	10	8,464	—	8,520
Income (loss) before income taxes	5,867	(1,823)	(1,461)	185	(25,476)	—	(22,708)
Long-lived assets(1)	128,945	45,616	17,340	51,175	23,909	—	266,985
Total assets	178,747	59,541	27,949	63,880	58,610	14,788	403,515
Capital expenditures	983	—	1,151	1,898	3,290	—	7,322

As of and for the three months ended June 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$80,456	$16,489	$23,870	$23,590	$—	$—	$144,405
Intersegment revenues	191	556	10	346	—	(1,103)	—
Depreciation and amortization	7,870	5,891	1,312	5,140	504	—	20,717
Other operating expenses	64,532	12,739	19,405	20,056	15,869	—	132,601
Operating income (loss)	8,054	(2,141)	3,153	(1,606)	(16,373)	—	(8,913)
Interest expense, net of amounts capitalized	—	—	—	—	8,573	—	8,573
Income (loss) before income taxes	8,090	(2,135)	3,156	(1,577)	(24,268)	—	(16,734)
Long-lived assets(1)	150,617	53,170	19,114	65,935	86,921	(66,425)	309,332
Total assets	212,059	68,716	37,649	82,620	146,398	(57,939)	489,503
Capital expenditures	4,282	414	841	653	1,539	—	7,729

As of and for the six months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$132,910	$29,399	$22,420	$37,487	$—	$—	$222,216
Intersegment revenues	254	1,195	—	75	—	(1,524)	—
Depreciation and amortization	12,130	8,354	2,526	4,623	925	—	28,558
Other operating expenses	110,442	23,990	23,481	32,556	32,928	—	223,397
Operating income (loss)	10,338	(2,945)	(3,587)	308	(33,853)	—	(29,739)
Interest expense, net of amounts capitalized	36	13	30	21	17,653	—	17,753
Income (loss) before income taxes	10,336	(2,947)	(3,614)	291	(50,177)	—	(46,111)
Long-lived assets(1)	128,945	45,616	17,340	51,175	23,909	—	266,985
Total assets	178,747	59,541	27,949	63,880	58,610	14,788	403,515
Capital expenditures	2,813	2,073	1,917	2,055	3,504	—	12,362

As of and for the six months ended June 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$150,760	$30,324	$42,293	$46,344	$—	$—	$269,721
Intersegment revenues	256	1,071	19	697	—	(2,043)	—
Depreciation and amortization	15,657	11,645	2,484	10,319	968	—	41,073
Other operating expenses	124,099	24,772	32,724	40,695	33,096	—	255,386
Operating income (loss)	11,004	(6,093)	7,085	(4,670)	(34,064)	—	(26,738)
Interest expense, net of amounts capitalized	—	—	—	—	16,717	—	16,717
Income (loss) before income taxes	11,096	(6,080)	7,088	(4,605)	(49,195)	—	(41,696)
Long-lived assets(1)	150,617	53,170	19,114	65,935	86,921	(66,425)	309,332
Total assets	212,059	68,716	37,649	82,620	146,398	(57,939)	489,503
Capital expenditures	7,748	780	3,898	2,136	2,611	—	17,173

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2019 and 2018, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K and Part I, Item 1A. Risk Factors of our 2018 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2019:
First Quarter	$54.82	$2.92	1,023	1,295
Second Quarter	$59.88	$2.57	967	1,311

2018:
First Quarter	$62.91	$3.08	951	1,220
Second Quarter	$68.07	$2.85	1,021	1,297
Third Quarter	$69.69	$2.93	1,032	1,337
Fourth Quarter	$59.97	$3.77	1,050	1,316

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net
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

Rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2018 through the second quarter of 2019:

	Rig Hours	Trucking Hours	Key’s Working Days(1)
2019:
First Quarter	151,309	150,740	63
Second Quarter	154,017	144,996	63
Total 2019	305,326	295,736	126

2018:
First Quarter	175,232	214,194	63
Second Quarter	187,578	201,427	64
Third Quarter	180,943	184,310	63
Fourth Quarter	156,456	179,405	62
Total 2018	700,209	779,336	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in onshore U.S. basins. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries, and available supply of and demand for the services we provide. Higher oil prices have historically spurred additional demand for our services as oil and gas producers increase spending on production, maintenance and drilling and completion of new wells.
Over the first nine months of 2018, strengthening oil prices led to improvement in demand for our services, particularly services associated with the completion of oil and natural gas wells, and we were able to increase prices for most of our service offerings. We did not, however, experience as substantial a change in demand for our services related to the maintenance of existing oil and gas wells, particularly conventional wells. During the fourth quarter of 2018, oil prices fell, we believe reducing demand for all of our services during a period when we also typically experience lower demand due to holidays and fewer daylight hours.
Over the first quarter of 2019, oil prices began to recover from the lows experienced in late 2018. However, we experienced a decline in revenues compared to the prior quarter and the corresponding period in 2018 due to seasonal effects including weather and lower demand for completion-driven services.
During the second quarter of 2019, we experienced a slight increase in activity due to seasonality and improved oil prices. However, many of our clients did not react as favorably as expected to improved oil prices with higher spending or increases in planned expenditures that would have increased demand for our services further.
We expect that due to improved commodity prices, demand for our services will increase over the remainder of 2019. Additionally, we believe that over the next several years the continued aging of horizontal wells will increase demand for well maintenance services as customers seek to maintain or increase production through accretive regular well maintenance at economically supportive oil prices. With increased demand for oilfield services broadly, and specifically in the services we offer, we expect the demand for qualified employees to also increase. An inability to attract and retain qualified employees to meet the needs of our customers may constrain our growth in 2019 and future periods or offset price increases due to increases in labor costs necessary to attract and retain employees.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUES	$112,943	$144,405	$222,216	$269,721
COSTS AND EXPENSES:
Direct operating expenses	90,564	109,747	178,758	207,958
Depreciation and amortization expense	14,262	20,717	28,558	41,073
General and administrative expenses	22,544	22,854	44,639	47,428
Operating loss	(14,427)	(8,913)	(29,739)	(26,738)
Interest expense, net of amounts capitalized	8,520	8,573	17,753	16,717
Other income, net	(239)	(752)	(1,381)	(1,759)
Loss before income taxes	(22,708)	(16,734)	(46,111)	(41,696)
Income tax benefit (expense)	4,405	(161)	4,367	(162)
NET LOSS	$(18,303)	$(16,895)	$(41,744)	$(41,858)
Consolidated Results of Operations — Three Months Ended June 30, 2019 and 2018
Revenues
Our revenues for the three months ended June 30, 2019 decreased $31.5 million, or 21.8%, to $112.9 million from $144.4 million for the three months ended June 30, 2018, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. See “Segment Operating Results — Three Months Ended June 30, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $19.2 million, to $90.6 million (80.2% of revenues), for the three months ended June 30, 2019, compared to $109.7 million (76.0% of revenues) for the three months ended June 30, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.5 million, or 31.2%, to $14.3 million during the three months ended June 30, 2019, compared to $20.7 million for the three months ended June 30, 2018. This decrease is primarily due to assets becoming fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million, to $22.5 million (20.0% of revenues), for the three months ended June 30, 2019, compared to $22.9 million (15.8% of revenues) for the three months ended June 30, 2018. The decrease is primarily due a decrease in facility costs.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.1 million, or 0.6%, to $8.5 million for the three months ended June 30, 2019, compared to $8.6 million for the same period in 2018.

Other Income, Net
During the quarter ended June 30, 2019, we recognized other income, net, of $0.2 million, compared to other income, net, of $0.8 million for the quarter ended June 30, 2018.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2019	2018
Interest income	$(195)	$(194)
Other	(44)	(558)
Total	$(239)	$(752)
Income Tax Benefit (Expense)
We recorded an income tax benefit of $4.4 million on a pre-tax loss of $22.7 million in the three months ended June 30, 2019, compared to an income tax expense of $0.2 million on a pre-tax loss of $16.7 million in the three months ended June 30, 2018. Our effective tax rate was 19.4% for the three months ended June 30, 2019, compared to (1.0%) for the three months ended June 30, 2018. Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended June 30, 2019 and 2018
The following table shows operating results for each of our segments for the three months ended June 30, 2019 and 2018 (in thousands):

For the three months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$67,884	$14,812	$11,747	$18,500	$—	$112,943
Operating expenses	62,002	16,634	13,196	18,301	17,237	127,370
Operating income (loss)	5,882	(1,822)	(1,449)	199	(17,237)	(14,427)

For the three months ended June 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$80,456	$16,489	$23,870	$23,590	$—	$144,405
Operating expenses	72,402	18,630	20,717	25,196	16,373	153,318
Operating income (loss)	8,054	(2,141)	3,153	(1,606)	(16,373)	(8,913)
Rig Services
Revenues for our Rig Services segment decreased $12.6 million, or 15.6%, to $67.9 million for the three months ended June 30, 2019, compared to $80.5 million for the three months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Rig Services segment were $62.0 million during the three months ended June 30, 2019, which represented a decrease of $10.4 million, or 14.4%, compared to $72.4 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $1.7 million, or 10.2%, to $14.8 million for the three months ended June 30, 2019, compared to $16.5 million for the three months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.

Operating expenses for our Fishing and Rental Services segment were $16.6 million during the three months ended June 30, 2019, which represented a decrease of $2.0 million, or 10.7%, compared to $18.6 million for the same period in 2018. The decrease for this segment is primarily due to a decrease in depreciation expense and repair and maintenance expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $12.1 million, or 50.8%, to $11.7 million for the three months ended June 30, 2019, compared to $23.9 million for the three months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $13.2 million during the three months ended June 30, 2019, which represented a decrease of $7.5 million, or 36.3%, compared to $20.7 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $5.1 million, or 21.6%, to $18.5 million for the three months ended June 30, 2019, compared to $23.6 million for the three months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $18.3 million during the three months ended June 30, 2019, which represented a decrease of $6.9 million, or 27.4%, compared to $25.2 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $0.9 million, or 5.3%, to $17.2 million (15.3% of consolidated revenues) for the three months ended June 30, 2019 compared to $16.4 million (11.3% of consolidated revenues) for the same period in 2018. The decrease is primarily due to a decrease in facility costs.
Consolidated Results of Operations — Six Months Ended June 30, 2019 and 2018
Revenues
Our revenues for the six months ended June 30, 2019 decreased $47.5 million, or 17.6%, to $222.2 million from $269.7 million for the six months ended June 30, 2018, due to lower spending from our customers primarily as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. See “Segment Operating Results — Six Months Ended June 30, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $29.2 million, to $178.8 million (80.4% of revenues), for the six months ended June 30, 2019, compared to $208.0 million (77.1% of revenues) for the six months ended June 30, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $12.5 million, or 30.5%, to $28.6 million during the six months ended June 30, 2019, compared to $41.1 million for the six months ended June 30, 2018. This decrease is primarily due to assets becoming fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $2.8 million, to $44.6 million (20.1% of revenues), for the six months ended June 30, 2019, compared to $47.4 million (17.6% of revenues) for the six months ended June 30, 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels, a decrease in facility costs and legal settlements.

Interest Expense, Net of Amounts Capitalized
Interest expense increased $1.0 million, or 6.2%, to $17.8 million for the six months ended June 30, 2019, compared to $16.7 million for the same period in 2018. This increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other Income, Net
During the six months ended June 30, 2019, we recognized other income, net, of $1.4 million, compared to other income, net, of $1.8 million for the six months ended June 30, 2018.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Interest income	$(517)	$(378)
Other	(864)	(1,381)
Total	$(1,381)	$(1,759)
Income Tax Benefit (Expense)
We recorded an income tax benefit of $4.4 million on a pre-tax loss of $46.1 million for the six months ended June 30, 2019, compared to an income tax expense of $0.2 million on a pre-tax loss of $41.7 million for the same period in 2018. Our effective tax rate was 9.5% for the six months ended June 30, 2019, compared to (0.4%) for the six months ended June 30, 2018. Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Six Months Ended June 30, 2019 and 2018
The following table shows operating results for each of our segments for the six months ended June 30, 2019 and 2018 (in thousands):

For the six months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$132,910	$29,399	$22,420	$37,487	$—	$222,216
Operating expenses	122,572	32,344	26,007	37,179	33,853	251,955
Operating income (loss)	10,338	(2,945)	(3,587)	308	(33,853)	(29,739)

For the six months ended June 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$150,760	$30,324	$42,293	$46,344	$—	$269,721
Operating expenses	139,756	36,417	35,208	51,014	34,064	296,459
Operating income (loss)	11,004	(6,093)	7,085	(4,670)	(34,064)	(26,738)
Rig Services
Revenues for our Rig Services segment decreased $17.9 million, or 11.8%, to $132.9 million for the six months ended June 30, 2019, compared to $150.8 million for the six months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices and unfavorable weather. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Rig Services segment were $122.6 million for the six months ended June 30, 2019, which represented a decrease of $17.2 million, or 12.3%, compared to $139.8 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.

Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $0.9 million, or 3.1%, to $29.4 million for the six months ended June 30, 2019, compared to $30.3 million for the six months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $32.3 million for the six months ended June 30, 2019, which represented a decrease of $4.1 million, or 11.2% compared to $36.4 million for the same period in 2018. The decrease for this segment is primarily due to the decrease in depreciation expense and repair and maintenance expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $19.9 million, or 47.0%, to $22.4 million for the six months ended June 30, 2019, compared to $42.3 million for the six months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $26.0 million for the six months ended June 30, 2019, which represented a decrease of $9.2 million, or 26.1%, compared to $35.2 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $8.9 million, or 19.1%, to $37.5 million for the six months ended June 30, 2019, compared to $46.3 million for the six months ended June 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $37.2 million for the six months ended June 30, 2019, which represented a decrease of $13.8 million, or 27.1%, compared to $51.0 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $0.2 million, or 0.6%, to $33.9 million (15.2% of consolidated revenues) for the six months ended June 30, 2019 compared to $34.1 million (12.6% of consolidated revenues) for the same period in 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels, a decrease in facility costs and legal settlements.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2019, we had total liquidity of $50.4 million which consists of $29.3 million cash and cash equivalents and $21.1 million of borrowing capacity available under our ABL Facility. This compares to total liquidity of $74.3 million which consisted of $50.3 million cash and cash equivalents and $24 million of borrowing capacity available under our ABL Facility as of December 31, 2018. Our working capital was $37.7 million as of June 30, 2019, compared to $55.0 million as of December 31, 2018. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents, which was partially offset by a decrease in other accrued liabilities. As of June 30, 2019, we had no borrowings outstanding and $34.6 million in committed letters of credit outstanding under our ABL Facility.

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(11,363)	$(15,258)
Cash paid for capital expenditures	(12,362)	(17,173)
Proceeds received from sale of fixed assets	4,780	8,875
Repayments of long-term debt	(1,250)	(1,250)
Payment of deferred financing costs	(828)	—
Other financing activities, net	(4)	3
Net decrease in cash, cash equivalents and restricted cash	$(21,027)	$(24,803)
Cash used in operating activities was $11.4 million for the six months ended June 30, 2019 compared to cash used in operating activities of $15.3 million for the six months ended June 30, 2018. Cash used in operating activities for the six months ended June 30, 2019 was primarily related to net losses adjusted for noncash items. Cash used in operating activities for the six months ended June 30, 2018 was primarily related to changes in working capital.
Cash used in investing activities was $7.6 million for the six months ended June 30, 2019 compared to cash provided by investing activities of $8.3 million for the six months ended June 30, 2018. Cash outflows during these periods consisted of capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash used in financing activities was $2.1 million for the six months ended June 30, 2019 compared to cash used in financing activities of $1.2 million for the six months ended June 30, 2018. Financing cash outflows for the six months ended June 30, 2019 and June 30, 2018 primarily relate to the repayment of long-term debt. Financing cash outflows for the six months ended June 30, 2019 also include payment of deferred financing costs.
Sources of Liquidity and Capital Resources
Based on management's current projections, we believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
At June 30, 2019, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2019	$1,250
2020	2,500
2021	240,000
Total principal payments	$243,750
ABL Facility
The Company and Key Energy Services, LLC, are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders. The ABL Facility provides for aggregate commitments from the ABL Lenders of $100 million, and matures on the earlier of (a) April 5, 2024 and (b) 6 months prior to the maturity date of the Term Loan Facility and other material debts, if any, as identified under the ABL Facility.
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
Borrowings under the ABL Facility will bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.0% to 2.5% depending on the Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) an applicable margin that varies from 1.0% to 1.5% depending on the Borrowers’ fixed charge coverage ratio at such time. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other factors.
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
As of June 30, 2019, we have no borrowings outstanding under the ABL Facility and $34.6 million of letters of credit outstanding with borrowing capacity of $21.1 million available subject to covenant constraints under our ABL Facility.
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
Debt Compliance
At June 30, 2019, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the six months ended June 30, 2019, our capital expenditures totaled $12.4 million. Our current capital expenditure plan for 2019 contemplates spending of approximately $20 million for the full year, subject to market conditions. This is primarily related to the addition of new equipment needed and the ongoing maintenance of our equipment. Our capital expenditure program for 2019 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2019 has been the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in the remainder of 2019 to expand our presence in a market. We currently anticipate funding our 2019 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At June 30, 2019 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2018 Form 10-K, other than as set forth below:
If we cannot meet the New York Stock Exchange’s (the “NYSE”) continued listing requirements, the NYSE may delist our common stock which could negatively affect our company, the price of our common stock and your ability to sell our common stock.
The continued listing of our common stock on the NYSE is subject to our compliance with NYSE requirements. On June 28, 2019, we disclosed that we received a notice from the NYSE that we were not in compliance with the NYSE continued listing standard set forth in Rule 802.01B of the NYSE Listed Company Manual because, over a period of 30 consecutive trading days, the average market capitalization of our common stock was below $50 million and Key’s stockholders’ equity was less than $50 million as of March 31, 2019 (the “Market Capitalization Listing Requirement”). If we do not regain compliance with the Market Capitalization Listing Requirement, our common stock will be subject to the NYSE’s suspension and delisting procedures.
We have submitted to the NYSE a plan demonstrating how we intend to regain compliance with the Market Capitalization Listing Requirement. If our plan is accepted, the NYSE will monitor our attempt to implement our plan over the next 18 months, and our failure to achieve the initiatives and goals included in the plan may result in our being subject to a NYSE trading suspension at the time any initiative or goal is not met.
A suspension or delisting could adversely affect our relationships with our business partners, suppliers, customers and potential customers and our ability to attract and retain employees by means of equity compensation. If our common stock ultimately were to be delisted for any reason, trading of our common stock thereafter would be conducted on the over-the-counter market, or in the so-called “pink sheets.” As a consequence, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock. Such a delisting could further negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2019, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2019 to April 30, 2019	978	$4.09
May 1, 2019 to May 31, 2019	—	—
June 1, 2019 to June 30, 2019	—	—
Total	978	$4.09

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 1 to Loan Agreement dated as of April 5, 2019 among Key Energy Services, Inc. and Key Energy Services, LLC, as borrowers, the financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent for the lenders. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2019 File No. 001-08038).

10.2
Amended and Restated Employment Agreement, dated May 7, 2019, between the Company and Katherine I. Hargis (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019 File No. 001-08038).

10.3
Change of Control Agreement, dated May 7, 2019, between the Company and Louis Coale (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019 File No. 001-08038).

10.4
Key Energy Services, Inc. 2019 Equity and Cash Incentive Plan (incorporated herein by reference to Annex A of the Company’s Schedule 14A Proxy Statement filed with the SEC on March 15, 2019, File No. 001-08038).

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

Date:	August 9, 2019	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)