Form 10-Q
period 2019-09-30
KEY ENERGY SERVICES INC
filed 2019-11-08
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
As of November 1, 2019, the number of outstanding shares of common stock of the registrant was 20,498,674.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019
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

•	our historically high employee turnover rate and our ability to replace or add workers, including executive officers and skilled workers;

•	our ability to implement technological developments and enhancements;

•	severe weather impacts on our business, including from hurricane activity;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	our ability to achieve the benefits expected from disposition transactions;

•	the loss of one or more of our larger customers;

•	our ability to generate sufficient cash flow and liquidity to meet debt service obligations, meet contractual payment obligations and fund our operations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, including our ability to comply with covenants under our debt agreements;

•	an increase in our debt service obligations due to variable rate indebtedness;

•	our ability to restructure our debt agreements with our lenders on acceptable terms, if at all, and adjust our debt levels;

•
the structure and timing of any financial, transactional, or other strategic alternative that we may pursue to address our capital structure and whether any such financial, transactional, or other strategic alternative will be completed;

•	our ability to achieve the benefits of our cost efficiency and cash flow growth initiatives;

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,606	$50,311
Accounts receivable, net of allowance for doubtful accounts of $476 and $1,056, respectively	67,246	74,253
Inventories	15,214	15,861
Other current assets	13,496	18,073
Total current assets	118,562	158,498
Property and equipment	443,774	439,043
Accumulated depreciation	(199,892)	(163,333)
Property and equipment, net	243,882	275,710
Intangible assets, net	361	404
Other non-current assets	11,341	8,562
TOTAL ASSETS	$374,146	$443,174
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,360	$13,587
Current portion of long-term debt	2,914	2,500
Other current liabilities	73,533	87,377
Total current liabilities	94,807	103,464
Long-term debt	240,009	241,079
Workers’ compensation, vehicular and health insurance liabilities	25,880	24,775
Other non-current liabilities	31,701	28,336
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized and one share issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,498,674 and 20,363,198 outstanding	205	204
Additional paid-in capital	268,406	264,945
Retained deficit	(286,862)	(219,629)
Total equity	(18,251)	45,520
TOTAL LIABILITIES AND EQUITY	$374,146	$443,174
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES	$106,523	$134,721	$328,739	$404,442
COSTS AND EXPENSES:
Direct operating expenses	87,956	106,103	266,714	314,061
Depreciation and amortization expense	14,584	21,808	43,142	62,881
General and administrative expenses	21,375	23,925	66,014	71,353
Operating loss	(17,392)	(17,115)	(47,131)	(43,853)
Interest expense, net of amounts capitalized	8,411	8,708	26,164	25,425
Other income, net	(351)	(213)	(1,732)	(1,972)
Loss before income taxes	(25,452)	(25,610)	(71,563)	(67,306)
Income tax benefit (expense)	(37)	1,750	4,330	1,588
NET LOSS	$(25,489)	$(23,860)	$(67,233)	$(65,718)
Loss per share:
Basic and diluted	$(1.25)	$(1.18)	$(3.30)	$(3.25)
Weighted average shares outstanding:
Basic and diluted	20,443	20,252	20,398	20,234
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,233)	$(65,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43,142	62,881
Bad debt expense	538	387
Accretion of asset retirement obligations	126	121
Amortization of deferred financing costs	346	357
Gain on disposal of assets, net	(3,785)	(7,402)
Share-based compensation	3,499	4,582
Changes in working capital:
Accounts receivable	6,469	(20,994)
Other current assets	5,224	8,365
Accounts payable, accrued interest and accrued expenses	(9,077)	(4,392)
Share-based compensation liability awards	5	835
Other assets and liabilities	3,961	5,916
Net cash used in operating activities	(16,785)	(15,062)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,483)	(28,521)
Proceeds from sale of assets	8,362	11,955
Net cash used in investing activities	(8,121)	(16,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,875)	(1,875)
Repayments of finance lease obligations	(59)	—
Payment of deferred financing costs	(828)	—
Repurchases of common stock	(37)	(271)
Proceeds from exercise of warrants	—	3
Net cash used in financing activities	(2,799)	(2,143)
Net decrease in cash, cash equivalents and restricted cash	(27,705)	(33,771)
Cash, cash equivalents, and restricted cash, beginning of period	50,311	77,065
Cash, cash equivalents, and restricted cash, end of period	$22,606	$43,294
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event.
Forbearance Agreements and Going Concern
The Company is party to two credit facilities: an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), and a Term Loan Facility among the Company, as borrower, and the financial institutions party thereto from time to time as lenders (the “Term Loan Lenders,” and together with the ABL Lenders, the “Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the lenders. See “Note 7. Debt.”
As announced on October 31, 2019, the Company has engaged external advisers to assist the Company in analyzing various strategic financial alternatives to address its capital structure. In connection with this strategic review, the Company elected not to make a scheduled interest payment due October 18, 2019 under the Term Loan Facility. The Company’s failure to make the October interest payment resulted in a default under the Term Loan Facility and a cross default under the ABL Facility (such defaults, the “Specified Defaults”).
On October 29, 2019, the Company entered into forbearance agreements with the Term Loan Lenders collectively holding over 99.5% of the principal amount of the outstanding term loans (the “Term Loan Forbearance Agreement”) and all of the ABL Lenders (the “ABL Forbearance Agreement” and, collectively, the “Forbearance Agreements”). Pursuant to the Forbearance Agreements, the Lenders party thereto have agreed that, until the earlier of December 6, 2019 or the occurrence of certain specified early termination events, such Lenders will forbear from exercising any default-related rights and remedies with respect to the Specified Defaults. The failure to comply with such covenants, among other things, would result in the early termination of the forbearance period. See “Note 7. Debt.”
The Specified Defaults and related matters including the Company’s level of debt raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in active discussions with the Lenders regarding the Company’s capital structure and the potential to reduce its debt level, however an agreement with the Lenders has not been reached as of the date of these financial statements. The Company believes that it is probable that if such an agreement is reached, it will alleviate the substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the continuity of operations and the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
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
Recent Accounting Developments
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on our consolidated financial statements.
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which replaced the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. As part of our assessment, we have created additional internal controls over financial reporting and made changes in business practices and processes related to the ASU. Key has elected the new prospective “Comparatives Under 840” transition method as defined in ASU 2018-11 and adopted the new standard as of January 1, 2019. As part of the adoption, the Company elected several practical expedients which, for contracts that existed at the time of the adoption, allowed the Company to not reassess whether existing contracts are or contained leases, classification of a lease (i.e., operating leases will remain operating leases), initial direct costs and land easement arrangements. As part of the adoption, the Company also made several accounting policy elections which allow the Company to not apply the standard to short term leases as well as to choose not to separate non-lease components from lease components and instead account for all components as a single lease component. The adoption of this standard did not have an impact on our consolidated statement of operations or consolidated statement of cash flows and had an immaterial impact on our consolidated balance sheet. Right of use assets obtained in exchange for operating leases liabilities was $4.1 million at the time of the adoption of the standard.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Nine Months Ended
	September 30,
	2019	2018
Rig Services	$197,375	$227,913
Fishing and Rental Services	43,534	47,801
Coiled Tubing Services	32,134	60,513
Fluid Management Services	55,696	68,215
Total	$328,739	$404,442
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
Arrangements with Multiple Performance Obligations
While not typical for our business, our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct –- i.e. if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.
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

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2018	20,363	$204	$264,945	$(219,629)	$45,520
Share-based compensation	11	—	816	—	816
Net loss	—	—	—	(23,441)	(23,441)
Balance at March 31, 2019	20,374	$204	$265,761	$(243,070)	$22,895
Common stock purchases	(1)	—	(4)	—	(4)
Share-based compensation	35	—	1,414	—	1,414
Net loss	—	—	—	(18,303)	(18,303)
Balance at June 30, 2019	20,408	$204	$267,171	$(261,373)	$6,002
Common stock purchases	(23)	—	(33)	—	(33)
Share-based compensation	114	1	1,268	—	1,269
Net loss	—	—	—	(25,489)	(25,489)
Balance at September 30, 2019	20,499	$205	$268,406	$(286,862)	$(18,251)
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2018 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2017	20,217	$202	$259,314	$(130,833)	$128,683
Exercise of warrants	—	—	1	—	1
Share-based compensation	14	—	2,400	—	2,400
Net loss	—	—	—	(24,963)	(24,963)
Balance at March 31, 2018	20,231	$202	$261,715	$(155,796)	$106,121
Exercise of warrants	—	—	2	—	2
Share-based compensation	14	—	502	—	502
Net loss	—	—	—	(16,895)	(16,895)
Balance at June 30, 2018	20,245	$202	$262,219	$(172,691)	$89,730
Common stock purchases	—	—	(271)	—	(271)
Share-based compensation	52	1	1,679	—	1,680
Net loss	—	—	—	(23,860)	(23,860)
Balance at September 30, 2018	20,297	$203	$263,627	$(196,551)	$67,279

NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other current assets:
Prepaid current assets	$4,057	$11,207
Reinsurance receivable	6,617	6,365
Operating lease right-of-use assets	2,517	—
Other	305	501
Total	$13,496	$18,073
The table below presents comparative detailed information about other non-current assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other non-current assets:
Reinsurance receivable	$6,980	$6,743
Deposits	1,121	1,309
Operating lease right-of-use assets	2,853	—
Other	387	510
Total	$11,341	$8,562
The table below presents comparative detailed information about other current liabilities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other current liabilities:
Accrued payroll, taxes and employee benefits	$15,760	$19,346
Accrued operating expenditures	14,423	15,861
Income, sales, use and other taxes	4,993	8,911
Self-insurance reserve	25,819	25,358
Accrued interest	6,672	7,105
Accrued insurance premiums	4	5,651
Unsettled legal claims	2,545	4,356
Accrued severance	40	83
Operating leases	2,448	—
Other	829	706
Total	$73,533	$87,377

The table below presents comparative detailed information about other non-current liabilities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Other non-current liabilities:
Asset retirement obligations	$9,115	$9,018
Environmental liabilities	2,395	2,227
Accrued sales, use and other taxes	17,005	17,024
Operating leases	3,120	—
Other	66	67
Total	$31,701	$28,336
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(159)	(116)
Net carrying value	$361	$404
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2019	2020	2021	2022	2023
Trademarks	6.3	$14	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three and nine months ended September 30, 2019 and 2018.
NOTE 7. DEBT
As of September 30, 2019 and December 31, 2018, the components of our debt were as follows (in thousands):

	September 30, 2019	December 31, 2018
Term Loan Facility due 2021	$243,125	$245,000
Unamortized debt issuance costs	(1,903)	(1,421)
Finance lease obligation	1,701	—
Total	242,923	243,579
Less current portion	(2,914)	(2,500)
Long-term debt	$240,009	$241,079
Forbearance Agreements
The Company is party to two credit facilities. The Company and Key Energy Services, LLC, are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders, providing for aggregate commitments from the ABL Lenders of $100 million. In addition, on December 15, 2016, the Company entered into a Term Loan Facility among the Company, as borrower, certain subsidiaries of the

Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders.
As announced on October 31, 2019, the Company has engaged external advisers to assist the Company in analyzing various strategic financial alternatives to address its capital structure and to position the Company for future success. In connection with this strategic review, the Company elected not to make a scheduled interest payment due October 18, 2019 under the Term Loan Facility. The Company’s failure to make the October interest payment resulted in a default under the Term Loan Facility and a cross default under the ABL Facility (such defaults, the “Specified Defaults”).
On October 29, 2019, the Company entered into forbearance agreements with Term Loan Lenders collectively holding over 99.5% of the principal amount of the outstanding term loans (the “Term Loan Forbearance Agreement”) and all of the ABL Lenders (the “ABL Forbearance Agreement” and, collectively, the “Forbearance Agreements”). Pursuant to the Forbearance Agreements, the Lenders party thereto have agreed that, until the earlier of December 6, 2019 or the occurrence of certain specified early termination events, such Lenders will forbear from exercising any default-related rights and remedies with respect to the Specified Defaults. The Forbearance Agreements contain certain representations and warranties of the Company and covenants with which the Company must comply during the forbearance period, including a requirement to maintain aggregate bank and book cash balances of at least $10,000,000 as measured on a weekly basis. The failure to comply with such covenants, among other things, would result in the early termination of the forbearance period.
ABL Facility
As described above, the Company and Key Energy Services, LLC are borrowers under the ABL Facility that provides for aggregate commitments from the ABL Lenders of $100 million, and matures on the earlier of (a) April 5, 2024 and (b) 6 months prior to the maturity date of the Term Loan Facility (as defined below) and other material debts, if any, as identified under the ABL Facility.
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
The ABL Facility provides the ABL Borrowers with a borrowing facility up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the commitments. The amount that may be borrowed under the ABL Facility is subject to increase or reduction based on certain segregated cash or reserves provided for by the ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and other dilutive items provided in the ABL Facility.
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
As of September 30, 2019, we have no borrowings outstanding and $34.6 million of letters of credit outstanding under our ABL Facility. Due to the Specified Defaults, the Company is currently unable to borrow any amounts under the ABL Facility.
Term Loan Facility
As described above, the Company and certain subsidiaries are parties to the Term Loan Facility, which had an initial outstanding principal amount of $250 million.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three and nine month periods ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Term Loan Facility	12.61%	12.82%

NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$(122)	$(201)	$(639)	$(580)
Other	(229)	(12)	(1,093)	(1,392)
Total	$(351)	$(213)	$(1,732)	$(1,972)
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
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) during 2017. SAB 118 provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflected the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Additional clarifying guidance and law corrections were issued by the U.S. government during 2018 related to the 2017 Tax Act, which provided further insight into properly accounting for the impacts of U.S. tax reform. During 2018, we finalized our accounting for this matter and concluded that no adjustments were required from our provisionally recorded amounts from 2017. We no longer have any provisionally recorded items related to the enactment of the 2017 Tax Act as of December 31, 2018. In addition, there were no material 2017 Tax Act changes or clarifications that affected our accounting for the nine-month period ended September 30, 2019.
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2019 and 2018 were (0.1)% and 6.8%, respectively, and 6.1% and 2.4% for the nine months ended September 30, 2019 and 2018, respectively. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three and nine months ended September 30, 2019 and 2018. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the nine months ended September 30, 2019.
As of September 30, 2019, we had no unrecognized tax benefits, net of federal tax benefit. All remaining unrecognized tax positions were recognized as of December 31, 2018 as a result of the statute of limitations lapse, and there are no unrecognized tax positions as of September 30, 2019.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.5 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of September 30, 2019. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of September 30, 2019 and December 31, 2018, we have recorded $51.7 million and $50.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $13.6 million and $13.1 million of insurance receivables as of September 30, 2019 and December 31, 2018, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of September 30, 2019 and December 31, 2018, we have recorded $2.4 million and $2.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(25,489)	$(23,860)	$(67,233)	$(65,718)
Denominator
Weighted average shares outstanding	20,443	20,252	20,398	20,234
Basic and diluted loss per share	$(1.25)	$(1.18)	$(3.30)	$(3.25)
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

The company has issued potentially dilutive instruments such as RSUs, stock options, and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
RSUs	1,882	1,078	1,994	1,367
Stock options	54	159	74	163
Warrants	1,838	1,838	1,838	1,838
Total	3,774	3,075	3,906	3,368
No events occurred after September 30, 2019 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $1.2 million and $1.6 million during the three months ended September 30, 2019 and 2018, respectively. We recognized employee share-based compensation expense of $3.3 million and $4.0 million during the nine months ended September 30, 2019 and 2018, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares, vest in equal installments over a three-year period or which vest in a 40%-60% split respectively over a two-year period. Additionally, we recognized share-based compensation expense related to our outside directors of less than $0.1 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. We recognized share-based compensation expense related to our outside directors of $0.2 million and $0.6 million during the nine months ended September 30, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested share-based awards as of September 30, 2019 is estimated to be $4.1 million and is expected to be recognized over a weighted-average period of 1.2 years.
Stock Option Awards
As of September 30, 2019, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of less than negative $0.1 million during the three months ended September 30, 2019 and 2018. We recognized compensation expense related to our phantom shares of less than $0.1 million and $0.8 million during the nine months ended September 30, 2019 and 2018, respectively. The unrecognized compensation cost related to our unvested phantom shares as of September 30, 2019 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 0.8 years.
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

NOTE 15. LEASES
We have operating leases for certain corporate offices and operating locations and finance leases for certain vehicles. We determine if a contract is a lease or contains an embedded lease at the inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other current and other non-current assets, operating lease liabilities are included in other current and other non-current liabilities in our consolidated balance sheets. Finance lease ROU assets are included in property and equipment, net, and finance lease liabilities are included in our current portion of long-term debt, and long-term debt on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our risk adjusted incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense for lease payments is recognized on a straight-line basis over the non-cancelable term of the lease.
We recognized $0.8 million and $2.2 million of costs related to our operating leases during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, our operating leases have a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 5.97%. We recognized less than 0.1 million of costs related to our finance leases during the three and nine months ended September 30, 2019. As of September 30, 2019, our finance leases have a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 4.77%.
Supplemental balance sheet information related to leases as of September 30, 2019 are as follows (in thousands):

September 30, 2019
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets, current portion	$2,517
Operating lease right-of-use assets, non-current portion	2,853
Total operating lease assets	$5,370

Operating lease liabilities, current portion	$2,448
Operating lease liabilities, non-current portion	3,120
Total operating lease liabilities	$5,568

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$1,760
Less accumulated depreciation	73
Property and equipment, net	$1,687

Current portion of long-term debt	$414
Long-term debt	1,287
Total finance lease liabilities	$1,701

The maturities of our operating and finance lease liabilities as of September 30, 2019 are as follows (in thousands):

	September 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$659	$119
2020	2,676	485
2021	1,508	485
2022	493	485
2023	493	283
Thereafter	188	—
Total lease payments	6,017	1,857
Less imputed interest	(449)	(156)
Total	$5,568	$1,701
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
Financial Summary
The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands):

As of and for the three months ended September 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$64,465	$14,135	$9,714	$18,209	$—	$—	$106,523
Intersegment revenues	87	241	—	58	—	(386)	—
Depreciation and amortization	6,289	4,139	1,397	2,294	465	—	14,584
Other operating expenses	55,424	11,713	9,862	16,338	15,994	—	109,331
Operating income (loss)	2,752	(1,717)	(1,545)	(423)	(16,459)	—	(17,392)
Interest expense, net of amounts capitalized	33	7	13	12	8,346	—	8,411
Income (loss) before income taxes	2,734	(1,724)	(1,558)	(424)	(24,480)	—	(25,452)
Long-lived assets(1)	124,078	41,897	17,165	47,980	24,464	—	255,584
Total assets	173,079	55,625	26,174	59,827	50,000	9,441	374,146
Capital expenditures	932	418	1,246	33	1,492	—	4,121

As of and for the three months ended September 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$77,153	$17,477	$18,220	$21,871	$—	$—	$134,721
Intersegment revenues	183	621	—	328	—	(1,132)	—
Depreciation and amortization	8,212	6,012	1,403	5,262	919	—	21,808
Other operating expenses	64,471	12,855	16,404	19,441	16,857	—	130,028
Operating income (loss)	4,470	(1,390)	413	(2,832)	(17,776)	—	(17,115)
Interest expense, net of amounts capitalized	—	—	—	—	8,708	—	8,708
Income (loss) before income taxes	4,488	(1,378)	413	(2,827)	(26,306)	—	(25,610)
Long-lived assets(1)	147,050	49,436	18,083	60,360	22,109	421	297,459
Total assets	204,823	65,798	36,493	75,811	70,927	8,881	462,733
Capital expenditures	5,602	1,891	563	433	2,859	—	11,348

As of and for the nine months ended September 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$197,375	$43,534	$32,134	$55,696	$—	$—	$328,739
Intersegment revenues	341	1,436	—	133	—	(1,910)	—
Depreciation and amortization	18,419	12,493	3,923	6,917	1,390	—	43,142
Other operating expenses	165,866	35,703	33,343	48,894	48,922	—	332,728
Operating income (loss)	13,090	(4,662)	(5,132)	(115)	(50,312)	—	(47,131)
Interest expense, net of amounts capitalized	69	20	43	33	25,999	—	26,164
Income (loss) before income taxes	13,070	(4,671)	(5,172)	(133)	(74,657)	—	(71,563)
Long-lived assets(1)	124,078	41,897	17,165	47,980	24,464	—	255,584
Total assets	173,079	55,625	26,174	59,827	50,000	9,441	374,146
Capital expenditures	3,745	2,491	3,163	2,088	4,996	—	16,483

As of and for the nine months ended September 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$227,913	$47,801	$60,513	$68,215	$—	$—	$404,442
Intersegment revenues	439	1,692	19	1,025	—	(3,175)	—
Depreciation and amortization	23,869	17,657	3,887	15,581	1,887	—	62,881
Other operating expenses	188,570	37,627	49,128	60,136	49,953	—	385,414
Operating income (loss)	15,474	(7,483)	7,498	(7,502)	(51,840)	—	(43,853)
Interest expense, net of amounts capitalized	—	—	—	—	25,425	—	25,425
Income (loss) before income taxes	15,584	(7,458)	7,501	(7,432)	(75,501)	—	(67,306)
Long-lived assets(1)	147,050	49,436	18,083	60,360	22,109	421	297,459
Total assets	204,823	65,798	36,493	75,811	70,927	8,881	462,733
Capital expenditures	13,350	2,671	4,461	2,569	5,470	—	28,521

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

NOTE 17. SUBSEQUENT EVENTS
As announced on October 31, 2019, the Company has engaged external advisers to assist the Company in analyzing various strategic financial alternatives to address its capital structure and to position the Company for future success. In connection with this strategic review, the Company elected not to make a scheduled interest payment due October 18, 2019 under the Term Loan Facility. The Company’s failure to make the October interest payment resulted in a default under the Term Loan Facility and a cross default under the ABL Facility (such defaults, the “Specified Defaults”).
On October 29, 2019, the Company entered into forbearance agreements with Term Loan Lenders collectively holding over 99.5% of the principal amount of the outstanding term loans (the “Term Loan Forbearance Agreement”) and all of the ABL Lenders (the “ABL Forbearance Agreement” and, collectively, the “Forbearance Agreements”). Pursuant to the Forbearance Agreements, the Lenders party thereto have agreed that, until the earlier of December 6, 2019 or the occurrence of certain specified early termination events, such Lenders will forbear from exercising any default-related rights and remedies with respect to the Specified Defaults. The Forbearance Agreements contain certain representations and warranties of the Company and covenants with which the Company must comply during the forbearance period, including a requirement to maintain aggregate bank and book cash balances of at least $10,000,000 as measured on a weekly basis. The failure to comply with such covenants, among other things, would result in the early termination of the forbearance period.

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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2019 and 2018, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K and Part I, Item 1A. Risk Factors of our 2018 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2019:
First Quarter	$54.82	$2.92	1,023	1,295
Second Quarter	$59.88	$2.57	967	1,311
Third Quarter	$56.34	$2.38	894	1,263

2018:
First Quarter	$62.91	$3.08	951	1,220
Second Quarter	$68.07	$2.85	1,021	1,297
Third Quarter	$69.69	$2.93	1,032	1,337
Fourth Quarter	$59.97	$3.77	1,050	1,316

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net
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

Rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2018 through the third quarter of 2019:

	Rig Hours	Trucking Hours	Key’s Working Days(1)
2019:
First Quarter	151,309	150,740	63
Second Quarter	154,017	144,996	63
Third Quarter	142,151	150,518	64
Total 2019	447,477	446,254	190

2018:
First Quarter	175,232	214,194	63
Second Quarter	187,578	201,427	64
Third Quarter	180,943	184,310	63
Fourth Quarter	156,456	179,405	62
Total 2018	700,209	779,336	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness and ability to make expenditures to produce, develop and explore for oil and natural gas in onshore U.S. basins. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries, and available supply of and demand for the services we provide. Higher oil prices have historically spurred additional demand for our services as oil and gas producers increase spending on production, maintenance and drilling and completion of new wells.
During 2018, strengthening oil prices led to improvement in demand for our services particularly services associated with the completion of oil and natural gas wells, and we were able to increase prices for most of our service offerings. We did not, however, experience as substantial a change in demand for our services related to the maintenance of existing oil and gas wells, particularly conventional wells. Since the fourth quarter of 2018 when oil prices fell from the highs of 2018, we began to experience reductions in demand for our services, particularly our completion related services.
In 2019, oil prices began to recover from the lows experienced in late 2018. However, in the first quarter of 2019, we experienced a decline in revenues compared to the prior quarter and the corresponding period in 2018 due to seasonal effects and lower demand for completion-driven services as our activity declined despite the improvement in oil prices.
Activity did improve in the second quarter of 2019 as compared to the first quarter of 2019 due to seasonality and the improved oil prices, however, many of our clients did not react as favorably as expected to improved oil prices with higher spending or increases in planned expenditures that would have increased demand for our services further. Lower spending by our customers and increased competition, primarily in completion activities, also resulted in lower activity than in the corresponding period in 2018. During the third quarter of 2019, we continued to experience weak or softening demand for our services, particularly completion related services, and experienced a decline in our well service rig activity as compared to the preceding quarter and the third quarter of 2018. In many instances, we believe this is a result of our customers’ managing their activity to achieve cash flow targets and a prioritization of their maintenance activities to the highest return opportunities due to continued uncertainty around future commodity prices and their access to capital. We expect this trend to continue into the fourth quarter, where we have also historically experienced reduced activity and demand for our services as compared to the third quarter due to seasonal effects as well as the impact of our customers’ completing their budgeted activities ahead of year-end.
In the fourth quarter of 2019, we have taken steps to reduce our labor costs and exit certain operations and areas to focus on certain markets. Additionally, we have taken steps to reduce our overhead, given the reduced operating footprint, which we believe will improve our operating cash flows and reduce our operating losses. Given the uncertainty surrounding future commodity prices and our customers’ spending and thus demand for our services, visibility into near to mid-term future periods is limited.

Longer term however, we believe that over the next several years the continued aging of horizontal wells will increase demand for well maintenance services as customers seek to maintain or increase production through accretive regular well maintenance at economically supportive oil prices.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUES	$106,523	$134,721	$328,739	$404,442
COSTS AND EXPENSES:
Direct operating expenses	87,956	106,103	266,714	314,061
Depreciation and amortization expense	14,584	21,808	43,142	62,881
General and administrative expenses	21,375	23,925	66,014	71,353
Operating loss	(17,392)	(17,115)	(47,131)	(43,853)
Interest expense, net of amounts capitalized	8,411	8,708	26,164	25,425
Other income, net	(351)	(213)	(1,732)	(1,972)
Loss before income taxes	(25,452)	(25,610)	(71,563)	(67,306)
Income tax benefit (expense)	(37)	1,750	4,330	1,588
NET LOSS	$(25,489)	$(23,860)	$(67,233)	$(65,718)
Consolidated Results of Operations — Three Months Ended September 30, 2019 and 2018
Revenues
Our revenues for the three months ended September 30, 2019 decreased $28.2 million, or 20.9%, to $106.5 million from $134.7 million for the three months ended September 30, 2018, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity. See “Segment Operating Results — Three Months Ended September 30, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $18.1 million, to $88.0 million (82.6% of revenues), for the three months ended September 30, 2019, compared to $106.1 million (78.8% of revenues) for the three months ended September 30, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $7.2 million, or 33.1%, to $14.6 million during the three months ended September 30, 2019, compared to $21.8 million for the three months ended September 30, 2018. This decrease is primarily due to certain assets becoming fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $2.6 million, to $21.4 million (20.1% of revenues), for the three months ended September 30, 2019, compared to $23.9 million (17.8% of revenues) for the three months ended September 30, 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in facilities costs.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.3 million, or 3.4%, to $8.4 million for the three months ended September 30, 2019, compared to $8.7 million for the same period in 2018.

Other Income, Net
During the quarter ended September 30, 2019, we recognized other income, net, of $0.4 million, compared to other income, net, of $0.2 million for the quarter ended September 30, 2018.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2019	2018
Interest income	$(122)	$(201)
Other	(229)	(12)
Total	$(351)	$(213)
Income Tax Benefit (Expense)
We recorded an income tax expense of less than $0.1 million on a pre-tax loss of $25.5 million in the three months ended September 30, 2019, compared to an income tax benefit of $1.8 million on a pre-tax loss of $25.6 million in the three months ended September 30, 2018. Our effective tax rate was (0.1)% for the three months ended September 30, 2019, compared to 6.8% for the three months ended September 30, 2018. Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended September 30, 2019 and 2018
The following table shows operating results for each of our segments for the three months ended September 30, 2019 and 2018 (in thousands):

For the three months ended September 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$64,465	$14,135	$9,714	$18,209	$—	$106,523
Operating expenses	61,713	15,852	11,259	18,632	16,459	123,915
Operating income (loss)	2,752	(1,717)	(1,545)	(423)	(16,459)	(17,392)

For the three months ended September 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$77,153	$17,477	$18,220	$21,871	$—	$134,721
Operating expenses	72,683	18,867	17,807	24,703	17,776	151,836
Operating income (loss)	4,470	(1,390)	413	(2,832)	(17,776)	(17,115)
Rig Services
Revenues for our Rig Services segment decreased $12.7 million, or 16.4%, to $64.5 million for the three months ended September 30, 2019, compared to $77.2 million for the three months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity.
Operating expenses for our Rig Services segment were $61.7 million during the three months ended September 30, 2019, which represented a decrease of $11.0 million, or 15.1%, compared to $72.7 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $3.3 million, or 19.1%, to $14.1 million for the three months ended September 30, 2019, compared to $17.5 million for the three months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.

Operating expenses for our Fishing and Rental Services segment were $15.9 million during the three months ended September 30, 2019, which represented a decrease of $3.0 million, or 16.0%, compared to $18.9 million for the same period in 2018. The decrease for this segment is primarily due to a decrease in depreciation expense and repair and maintenance expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $8.5 million, or 46.7%, to $9.7 million for the three months ended September 30, 2019, compared to $18.2 million for the three months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $11.3 million during the three months ended September 30, 2019, which represented a decrease of $6.5 million, or 36.8%, compared to $17.8 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $3.7 million, or 16.7%, to $18.2 million for the three months ended September 30, 2019, compared to $21.9 million for the three months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.
Operating expenses for our Fluid Management Services segment were $18.6 million during the three months ended September 30, 2019, which represented a decrease of $6.1 million, or 24.6%, compared to $24.7 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $1.3 million, or 7.4%, to $16.5 million (15.5% of consolidated revenues) for the three months ended September 30, 2019 compared to $17.8 million (13.2% of consolidated revenues) for the same period in 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in facilities costs.
Consolidated Results of Operations — Nine Months Ended September 30, 2019 and 2018
Revenues
Our revenues for the nine months ended September 30, 2019 decreased $75.7 million, or 18.7%, to $328.7 million from $404.4 million for the nine months ended September 30, 2018, due to lower spending from our customers primarily as a result of lower oil prices. These market conditions resulted in reduced customer activity. See “Segment Operating Results — Nine Months Ended September 30, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $47.3 million, to $266.7 million (81.1% of revenues), for the nine months ended September 30, 2019, compared to $314.1 million (77.7% of revenues) for the nine months ended September 30, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $19.7 million, or 31.4%, to $43.1 million during the nine months ended September 30, 2019, compared to $62.9 million for the nine months ended September 30, 2018. This decrease is primarily due to certain assets becoming fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $5.3 million, to $66.0 million (20.1% of revenues), for the nine months ended September 30, 2019, compared to $71.4 million (17.6% of revenues) for the nine months ended September 30, 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in facilities costs.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $0.7 million, or 2.9%, to $26.2 million for the nine months ended September 30, 2019, compared to $25.4 million for the same period in 2018. This increase is primarily related to the increase in the variable interest rate on our long-term debt.

Other Income, Net
During the nine months ended September 30, 2019, we recognized other income, net, of $1.7 million, compared to other income, net, of $2.0 million for the nine months ended September 30, 2018.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Interest income	$(639)	$(580)
Other	(1,093)	(1,392)
Total	$(1,732)	$(1,972)
Income Tax Benefit
We recorded an income tax benefit of $4.3 million on a pre-tax loss of $71.6 million for the nine months ended September 30, 2019, compared to an income tax benefit of $1.6 million on a pre-tax loss of $67.3 million for the same period in 2018. Our effective tax rate was 6.1% for the nine months ended September 30, 2019, compared to 2.4% for the nine months ended September 30, 2018. Our effective tax rates differ from the applicable U.S. statutory rates due to a number of factors, including the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Nine Months Ended September 30, 2019 and 2018
The following table shows operating results for each of our segments for the nine months ended September 30, 2019 and 2018 (in thousands):

For the nine months ended September 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$197,375	$43,534	$32,134	$55,696	$—	$328,739
Operating expenses	184,285	48,196	37,266	55,811	50,312	375,870
Operating income (loss)	13,090	(4,662)	(5,132)	(115)	(50,312)	(47,131)

For the nine months ended September 30, 2018
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$227,913	$47,801	$60,513	$68,215	$—	$404,442
Operating expenses	212,439	55,284	53,015	75,717	51,840	448,295
Operating income (loss)	15,474	(7,483)	7,498	(7,502)	(51,840)	(43,853)
Rig Services
Revenues for our Rig Services segment decreased $30.5 million, or 13.4%, to $197.4 million for the nine months ended September 30, 2019, compared to $227.9 million for the nine months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices and unfavorable weather. These market conditions resulted in reduced customer activity.
Operating expenses for our Rig Services segment were $184.3 million for the nine months ended September 30, 2019, which represented a decrease of $28.2 million, or 13.3%, compared to $212.4 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $4.3 million, or 8.9%, to $43.5 million for the nine months ended September 30, 2019, compared to $47.8 million for the nine months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.

Operating expenses for our Fishing and Rental Services segment were $48.2 million for the nine months ended September 30, 2019, which represented a decrease of $7.1 million, or 12.8% compared to $55.3 million for the same period in 2018. The decrease for this segment is primarily due to the decrease in depreciation expense and repair and maintenance expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $28.4 million, or 46.9%, to $32.1 million for the nine months ended September 30, 2019, compared to $60.5 million for the nine months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $37.3 million for the nine months ended September 30, 2019, which represented a decrease of $15.7 million, or 29.7%, compared to $53.0 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $12.5 million, or 18.4%, to $55.7 million for the nine months ended September 30, 2019, compared to $68.2 million for the nine months ended September 30, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.
Operating expenses for our Fluid Management Services segment were $55.8 million for the nine months ended September 30, 2019, which represented a decrease of $19.9 million, or 26.3%, compared to $75.7 million for the same period in 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $1.5 million, or 2.9%, to $50.3 million (15.3% of consolidated revenues) for the nine months ended September 30, 2019 compared to $51.8 million (12.8% of consolidated revenues) for the same period in 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels, a decrease in facilities costs and legal settlements.
LIQUIDITY AND CAPITAL RESOURCES
Forbearance Agreements
The Company is party to two credit facilities. The Company and Key Energy Services, LLC, are borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders, providing for aggregate commitments from the ABL Lenders of $100 million. In addition, on December 15, 2016, the Company entered into a Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders.
As announced on October 31, 2019, the Company has engaged external advisers to assist the Company in analyzing various strategic financial alternatives to address its capital structure and to position the Company for future success. In connection with this strategic review, the Company elected not to make a scheduled interest payment due October 18, 2019 under the Term Loan Facility. The Company’s failure to make the October interest payment resulted in a default under the Term Loan Facility and a cross default under the ABL Facility (such defaults, the “Specified Defaults”).
On October 29, 2019, the Company entered into forbearance agreements with Term Loan Lenders collectively holding over 99.5% of the principal amount of the outstanding term loans (the “Term Loan Forbearance Agreement”) and all of the ABL Lenders (the “ABL Forbearance Agreement” and, collectively, the “Forbearance Agreements”). Pursuant to the Forbearance Agreements, the Lenders party thereto have agreed that, until the earlier of December 6, 2019 or the occurrence of certain specified early termination events, such Lenders will forbear from exercising any default-related rights and remedies with respect to the Specified Defaults. The Forbearance Agreements contain certain representations and warranties of the Company and covenants with which the Company must comply during the forbearance period, including a requirement to maintain aggregate bank and book cash balances of at least $10,000,000 as measured on a weekly basis. The failure to comply with such covenants, among other things, would result in the early termination of the forbearance period.

The Specified Defaults and related matters including the Company’s level of debt raise substantial doubt as to the ability of the Company to continue as a going concern. The Company is in active discussions with the Lenders regarding the Company’s capital structure and the potential to reduce its debt level, however an agreement with the Lenders has not been reached as of the date of these financial statements. The Company believes that it is probable that if such an agreement is reached, it will alleviate the substantial doubt as to the Company’s ability to continue as a going concern.
Current Financial Condition and Liquidity
As of September 30, 2019, we had $22.6 million cash and cash equivalents. Due to the Specified Defaults, we are currently unable to borrow any amounts under the ABL Facility. As of December 31, 2018, we had total liquidity of $74.3 million which consisted of $50.3 million cash and cash equivalents and $24 million of borrowing capacity available under our ABL Facility. Our working capital was $23.8 million as of September 30, 2019, compared to $55.0 million as of December 31, 2018. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents and accounts receivable, which was partially offset by a decrease in other accrued liabilities. As of September 30, 2019, we had no borrowings outstanding and $34.6 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(16,785)	$(15,062)
Cash paid for capital expenditures	(16,483)	(28,521)
Proceeds received from sale of fixed assets	8,362	11,955
Repayments of long-term debt	(1,875)	(1,875)
Repayments of finance lease obligations	(59)	—
Payment of deferred financing costs	(828)	—
Other financing activities, net	(37)	(268)
Net decrease in cash, cash equivalents and restricted cash	$(27,705)	$(33,771)
Cash used in operating activities was $16.8 million for the nine months ended September 30, 2019 compared to cash used in operating activities of $15.1 million for the nine months ended September 30, 2018. Cash used in operating activities for the nine months ended September 30, 2019 was primarily related to net losses adjusted for noncash items. Cash used in operating activities for the nine months ended September 30, 2018 was primarily related to changes in working capital.
Cash used in investing activities was $8.1 million for the nine months ended September 30, 2019 compared to cash used in investing activities of $16.6 million for the nine months ended September 30, 2018. Cash outflows during these periods consisted of capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash used in financing activities was $2.8 million for the nine months ended September 30, 2019 compared to cash used in financing activities of $2.1 million for the nine months ended September 30, 2018. Financing cash outflows for the nine months ended September 30, 2019 and September 30, 2018 primarily relate to the repayment of long-term debt. Financing cash outflows for the nine months ended September 30, 2019 also include payment of deferred financing costs.
Sources of Liquidity and Capital Resources
Historically, we have relied on cash reserves and availability under our ABL Facility to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations. Due to the Specified Defaults, we are currently unable to borrow any amounts under the ABL Facility. As such, management has been focused on the preservation of our liquidity. In addition, as described elsewhere, as part of its strategic review, the Company has determined to focus its operations on the Company’s core areas of operations and exit certain low margin markets in an effort to reduce its cost structure and improve its operating cash flows, in addition to generating future capital expenditure savings.

At September 30, 2019, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2019	$625
2020	2,500
2021	240,000
Total principal payments	$243,125
ABL Facility
As described above, the Company and Key Energy Services, LLC are borrowers under the ABL Facility that provides for aggregate commitments from the ABL Lenders of $100 million, and matures on the earlier of (a) April 5, 2024 and (b) 6 months prior to the maturity date of the Term Loan Facility and other material debts, if any, as identified under the ABL Facility.
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
The ABL Facility provides the ABL Borrowers with a borrowing facility up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the commitments. The amount that may be borrowed under the ABL Facility is subject to increase or reduction based on certain segregated cash or reserves provided for by the ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and other dilutive items provided in the ABL Facility.
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
As of September 30, 2019, we have no borrowings outstanding under the ABL Facility and $34.6 million of letters of credit outstanding. Due to the Specified Defaults, we are currently unable to borrow any amounts under the ABL Facility.

Term Loan Facility
As described above, the Company and certain subsidiaries are parties to the Term Loan Facility, which had an initial outstanding principal amount of $250 million.
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
Capital Expenditures
During the nine months ended September 30, 2019, our capital expenditures totaled $16.5 million. Our current capital expenditure plan for 2019 contemplates spending of approximately $20 million for the full year, subject to market conditions. This is primarily related to the addition of new equipment needed and the ongoing maintenance of our equipment. Our capital expenditure program for 2019 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. We currently anticipate funding our 2019 capital expenditures through a combination of cash on hand, operating cash flow and proceeds from sales of assets. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At September 30, 2019 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2019 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2018 Form 10-K and Part II, “Item 1A. Risk Factors” of our Form 10-Q for the quarter ended June 30, 2019.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2019, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
July 1, 2019 to July 31, 2019	2,215	$2.55
August 1, 2019 to August 31, 2019	20,387	1.30
September 1, 2019 to September 30, 2019	—	—
Total	22,602	$1.42

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Forbearance Agreement dated October 29, 2019, by and among Key Energy Services, Inc, as borrower, the Lenders party thereto, and Cortland Products Corp., as agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019).

10.2
Forbearance Agreement dated October 29, 2019, by and among Key Energy Services, Inc. Key Energy Services, LLC, the Lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2019	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)