Form 10-K
period 2019-12-31
KEY ENERGY SERVICES INC
filed 2020-03-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(713) 651-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, $0.01 par value	KEGXD	OTC
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐       No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2019, based on the $112.50 per share closing price for the registrant’s common stock on such date as adjusted for the 1-for-50 reverse stock split effective as of March 6, 2020, was $16.6 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of March 6, 2020, the number of outstanding shares of common stock of the registrant was 13,775,267.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

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
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•
our ability to satisfy our cash and liquidity needs, including our ability to generate sufficient liquidity or cash flow from operations or to obtain adequate financing to fund our operations or otherwise meet our obligations as they come due;

•	our ability to retain employees, customers or suppliers as a result of our financial condition generally or as a result of our recent Restructuring (as defined below);

•	our inability to achieve the potential benefits of the Restructuring;

•	conditions in the services and oil and natural gas industries, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•
our ability to achieve the benefits of cost-cutting initiatives, including our plan to optimize our geographic footprint, including exiting certain locations and reducing our regional and corporate overhead costs;

•	our ability to implement price increases or maintain pricing on our core services;

•	risks that we may not be able to reduce, and could even experience increases in, the costs of labor, fuel, equipment and supplies employed in our businesses;

•	industry capacity;

•	asset impairments or other charges;

•	the low demand for our services and resulting operating losses and negative cash flows;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

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

•
our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue, and/or operating income and the possibility of our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or business segments individually);

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
Restructuring and Reverse Stock Split
On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to or in connection with the RSA and the Restructuring contemplated thereby, among other things we effected the following transactions and changes to our capital structure and governance:

•
immediately prior to the closing of the Restructuring, we completed a 1-for-50 reverse stock split of our outstanding common stock as a result of which our issued and outstanding common stock decreased from 20,659,654 to 413,258 shares; accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split;

•
pursuant to exchange agreements entered into at the closing of the Restructuring, we then exchanged approximately $241.9 million aggregate outstanding principal of our term loans (together with accrued interest thereon) held by Supporting Term Lenders under our Prior Term Loan Facility into (i) approximately 13.4 million newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP (each as defined below)) and (ii) $20 million of term loans under our new $51.2 million term loan facility (the “New Term Loan Facility”), each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility;

•	distributed to our common stockholders of record as of February 18, 2020 two series of warrants (the “New Warrants”);

•
entered into the $51.2 million New Term Loan Facility, of which (i) $30 million was funded at closing of the Restructuring with new cash proceeds from the Supporting Term Lenders and $20 million was issued in exchange for term loans held by the Supporting Term Lenders under the Prior Term Loan Facility as described above and (ii) an approximate $1.2 million was a senior secured term loan tranche in respect of term loans held by lenders under the Prior Term Loan Facility who were not Supporting Term Lenders;

•	entered into the New ABL Facility (as defined below);

•	adopted a new management incentive plan (the “MIP”) representing up to 9% of the Company’s outstanding shares after giving effect to the issuance of shares described above; and

•
made certain changes to the Company’s governance, including changes to our Board of Directors (the “Board”), amendments to our governing documents and entry into the Stockholders Agreement (as defined below) with the Supporting Term Lenders.

In accordance with the RSA at the closing of the Restructuring, the Company amended and restated its certificate of incorporation and entered into a stockholders agreement (the “Stockholders Agreement”) with the Supporting Term Lenders in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any directed appointed or nominated by Soter Capital LLC (“Soter”), must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds.
In accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.
For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Service Offerings
Our reportable business segments are Rig Services, Fishing and Rental Services, Coiled Tubing Services and Fluid Management Services. Our reportable business segments previously included an International segment. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our Rig Services, Fluid Management Services, Coiled Tubing Services and Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Canada and Russia, which were sold in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. See “Note 19. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
We believe that the largest competitors for our Rig Services include NexTier Oilfield Solutions Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd., Pioneer Energy Services Corp and Ranger Energy Services, Inc. Numerous smaller companies also compete in our rig-based markets in the United States.
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
Our primary competitors for our Fishing and Rental Services include Baker Oil Tools (owned by Baker Hughes, a GE company, LLC), Weatherford International Ltd., Basic Energy Services, Inc., Smith Services (owned by Schlumberger), Superior Energy Services, Inc., Quail Tools (owned by Parker Drilling Company) and Knight Oil Tools. Numerous smaller companies also compete in our fishing and rental services markets in the United States.
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
Our primary competitors in the Coiled Tubing Services market include Schlumberger Ltd., Baker Hughes, a GE company, LLC, Halliburton Company, Superior Energy Services, Inc., Nine Energy Services and NexTier Oilfield Solutions Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States. Demand for these services generally corresponds to demand for well completion services.
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
We believe that the largest competitors for our domestic fluid management services include Select Energy Services, Basic Energy Services, Inc., Superior Energy Services, Inc., Nuverra Environmental Solutions, Forbes Energy Services Ltd., and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
International Segment
Our International segment included our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. Our Canadian subsidiary was a technology development and control systems business focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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
Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to long horizontal laterals. Higher derrick lifting capacity rigs will be utilized to service the deeper wells and longer laterals as they require a higher pull weight and taller derrick. The lower derrick lifting capacity rigs are typically used on shallower, less complex wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment. The following table summarizes our rigs based on derrick height measured in feet as of December 31, 2019:

	Derrick Height (Feet)
	< 102’	≥ 102’	Total
Active	89	161	250
Warm stacked	173	89	262
Cold stacked	250	101	351
Total	512	351	863
Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our Coiled Tubing Services fleet by pipe diameter as of December 31, 2019:

	Pipe Diameter (Inches)
	< 2”	≥ 2” < 2.375”	≥ 2.375”	Total
Active	9	1	9	19
Warm stacked	4	3	3	10
Cold stacked	3	3	1	7
Total	16	7	13	36
Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our Fluid Management Services fleet as of December 31, 2019:

	Active	Warm Stacked	Cold Stacked	Total
Truck Type
Vacuum Trucks	212	100	28	340
Winch Trucks	85	14	4	103
Hot Oil Trucks	10	16	10	36
Kill Trucks	34	11	9	54
Other	44	6	11	61
Total	385	147	62	594

Disposal Wells
As part of our Fluid Management Services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2019:

	Owned	Leased(1)	Total
Location
Arkansas	1	—	1
Louisiana	2	—	2
New Mexico	1	9	10
Texas	23	24	47
Total	27	33	60

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
Customers
Our customers include major oil companies, independent oil and natural gas production companies. During the year ended December 31, 2017, Chevron Texaco Exploration and Production accounted for approximately 12% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017. No customers accounted for more than 10% of our total accounts receivable as of December 31, 2019 and 2018.
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
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations through 2035, and began expiring in 2019.
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
Employees
As of December 31, 2019, we employed approximately two thousand persons. Our employees are not represented by a labor union and are not covered by collective bargaining agreements. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.
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
Company Reports and Access to these Reports
We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and file or furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our Web site address is www.keyenergy.com, and we make available free of charge through our Web site such reports, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Web site also includes general information about us, including our Corporate Governance Guidelines and charters for the committees of our board of directors. Information on our Web site or any other Web site is not a part of this report.

ITEM 1A.     RISK FACTORS
In addition to the other information in this report, the following factors should be considered in evaluating us and our business.
Risks Related to Our Business
The depressed conditions in our industry have materially and adversely affected our results of operations, cash flows and financial condition and, unless conditions in our industry improve, this trend will continue during 2020 and potentially beyond.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and while improved, remained volatile through 2019. While oil prices in 2019 began to recover from the lows experienced in late 2018, we experienced a decline in revenue compared to the corresponding 2018 periods due to lower spending by our customers and increased competition, primarily in completion activities. In early March of 2020, the market has experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Generally, demand for our products and services has declined substantially, and the prices we are able to charge our customers for our products and services also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2019 and, unless conditions in our industry improve, this trend will continue during 2020 and potentially beyond.
Although we are continuing to pursue cost reduction initiatives, there can be no assurance that we will be able to successfully consummate these initiatives or that they will be successful to improve our financial condition and liquidity. We had substantial net losses during the last several years and our cash flow used by operations was $29.0 million during 2019. If industry conditions do not improve, we may continue to suffer net losses and negative cash flows from operations.
Our business is cyclical and depends on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital and operating expenditures by oil and natural gas companies. A continuation of the depressed state of our industry, tight credit markets and disruptions in the U.S. and global economies and financial systems may adversely impact our business.
Prices for oil and natural gas historically have been volatile as a result of changes in the supply of, and demand for, oil and natural gas and other factors. The significant decline in oil and natural gas prices during the last several years caused many of our customers to significantly change and reduce drilling, completion and other production activities and related spending on our products and services in those years. In addition, the reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply substantially reduced the prices we can charge our customers for our services.
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
Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of exploration and drilling activities and equipment, material or supplies that we furnish;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with our operations;

•	political instability in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	global or national health concerns, including the outbreak of pandemic or contagious diseases such as the coronavirus (COVID-19) outbreak;

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.
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
A substantial decline in oil and natural gas prices generally leads to decreased spending by our customers and, even when oil prices improve, our clients may not react as favorably as expected to improved oil prices with higher spending or increases in planned expenditures that would increase demand for our services further. While higher oil and natural gas prices may lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.
We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and other costs of our operations depends on our ability to generate cash in the future. This, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. As discussed above, the depressed conditions in our industry lead to our inability to service our debt obligations in 2019 and to the need to undertake the Restructuring. While the Restructuring substantially reduced our debt obligations, our ability to service our debt and other obligations and make capital expenditures will continue to be subject to these industry trends.
The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.
While the Restructuring significantly reduced the amount of our debt, we had $51.2 million in debt as of the closing of the Restructuring. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

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
As with our Prior ABL Facility (as defined below) and Prior Term Loan Facility (as more fully described in “Notes To Consolidated Financial Statements - Note. 12 Long-Term Debt”), each of our New ABL Facility and New Term Loan Facility contain affirmative and negative covenants, including financial ratios and tests, with which we must comply. These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets, and the financial ratios and tests include, among others, a requirement that we comply with a minimum liquidity covenant, a minimum asset coverage ratio and, during certain periods, a minimum fixed charge coverage ratio. In addition, under our New Term Loan Facility and New ABL Facility, we are required to take certain steps to perfect the security interest in the collateral within specified periods following the closing of those facilities.
Our ability to satisfy required financial covenants, ratios and tests in our debt agreements can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets, as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to remain in compliance with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants. For example, in the fourth quarter of 2019, we failed to maintain the required minimum availability threshold set forth in respect of our Prior ABL Facility. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our New ABL Facility will no longer be obligated to extend credit to us, and they and the administrative agent under our New Term Loan Facility could declare all amounts of outstanding debt, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows, and absent strategic alternatives such as refinancing or restructuring our indebtedness or capital structure, we would not have sufficient liquidity to repay all of our outstanding indebtedness. If such a result were to occur, we may be forced into bankruptcy or forced to again seek bankruptcy protection to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.
We may incur more debt and long-term lease obligations in the future.
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of the closing of the Restructuring, we had $51.2 million of total debt.
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
Borrowings under our New ABL Facility and our New Term Loan Facility bear interest at variable rates, exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash available for servicing our indebtedness would decrease.
We may be unable to implement price increases or maintain existing prices on our core services.
From time to time we seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. Currently, the prices we are able to charge for our services and the demand for such services are severely depressed. Even when industry conditions are favorable, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units and new fishing and rental equipment, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.
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
Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowing availability under the New ABL Facility are not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or fund these expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.
Our ability to raise debt or equity capital or to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. The Restructuring of our Prior Term Loan Facility resulted in a higher interest rate, and any further refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.
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
These hazards can result in suspension of operations, damage to or destruction of our equipment and the property of others, or injury or death to our or a third party’s personnel.
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
Our ten largest customers represented approximately 51% of our consolidated revenues for the year ended December 31, 2019. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
Our business could be materially and adversely affected by severe weather. Our customers’ oil and natural gas operations located in Louisiana and parts of Texas have been and may in the future be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. Furthermore, our customers’ operations may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	weather-related damage to facilities and equipment, resulting in suspension of operations;

•	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and

•	loss of productivity.
In the past, these constraints resulted in delays in our operations and materially increased our operating and capital costs and could do so in the future. Unusually warm winters may also adversely affect the demand for our services by decreasing the demand for natural gas.
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

•	failure to successfully integrate the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;

•	diversion of management’s attention from existing operations or other priorities;

•	the inability to implement promptly an effective control environment;

•	potential impairment charges if purchase assumptions are not achieved or market conditions decline;

•	the risks inherent in entering markets or lines of business with which the company has limited or no prior experience; and

•	inability to secure sufficient financing or sufficient financing on economically attractive terms that may be required for any such acquisition or investment.
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
Like most companies, we rely heavily on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, and to maintain various records, which may include information regarding our customers, employees or other third parties, and the integrity of these systems are essential for us to conduct our business and operations. We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions), however, we have experienced and expect to continue to experience, unauthorized access to our systems, loss or destruction of data, account takeovers, and other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. Cyber-attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, unauthorized release of confidential or otherwise protected information and corruption of data. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of proprietary information. Any failure of our information or communication systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially adversely affect us.
Risks Related to Our Common Stock
Our stockholder base is highly concentrated; the resale of shares of our common stock by existing stockholders, as well as shares issuable upon exercise of our warrants, may adversely affect the market price of our common stock.
The Restructuring resulted in the issuance to the Supporting Term Lenders of a number of shares of common stock that constituted the vast majority of our outstanding shares. Specifically, as a result of the Restructuring, and after giving effect to the reverse stock split, the five Supporting Term Lenders own in the aggregate approximately 13.4 million shares of common stock, representing 97% of the outstanding shares of common stock after giving effect to such issuance (in each case subject to potential dilution as a result of the New Warrants). In addition, pursuant to the Restructuring, we distributed to our common stockholders as of prior to the closing of the Restructuring Series A New exercisable in the aggregate for 1,669,730 shares of common stock and Series B Warrants exercisable in the aggregate for 1,252,297 shares of common stock.
The sale of a significant number of shares of our common stock by any of these stockholders, or the issuance and sale of shares upon exercise of our warrants, may adversely affect the market price of our common stock.
We cannot assure you that an active trading market for our common stock will develop or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.
On December 23, 2019, our common stock was delisted from the NYSE and, as a result, our common stock is currently quoted on the over the counter (OTC) market with limited trading activity. An active public market for our common stock may not develop and, if it develops, may not be sustained. In the absence of an active public trading market, it may be difficult to liquidate your investment in our common stock.
The trading price of our common stock may fluctuate substantially. Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock. These risks include those described or referred to in this “Risk Factors” section as well as, among other things:

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
Our amended and restated certificate of incorporation provides for the issuance of up to 50,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. The authorization of preferred shares empowers our board, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control.
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
While we are currently not subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), we will become subject to Section 203 at such point as the Supporting Term Lenders and their Permitted Transferees (as defined in the Stockholders Agreement) collectively hold 50% or less of our common stock. In general, Section 203 of the DGCL prevents an “interested stockholder” (as defined in the DGCL) from engaging in a “business combination” (as defined in the DGCL) with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

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
Furthermore, while stockholders may currently take action by written consent and holders of a majority of our outstanding common stock may call a special meeting of the stockholders, once Supporting Term Lenders and their Permitted Transferees collectively hold 50% or less of the outstanding common stock our stockholders will not be able to call a special meeting or take action by written consent. The inability of our stockholders to take action by written consent or call a special meeting may have an anti-takeover effect in that a person seeking to change the composition of the Board to include directors supportive of an acquisition of the Company or to implement other changes to our amended and restated certificate of incorporation conducive to an acquisition of the Company may be required to wait until our next annual meeting before presenting such action to our stockholders.
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
The following table shows our active owned and leased properties, as well as active SWD facilities as of December 31, 2019:

	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
Owned	57	27	29
Leased	22	33	22
TOTAL	79	60	51

(1)	Includes 4 residential properties leased for the purpose of housing employees.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Information
Our common stock is traded on the OTC under the symbol “KEGX.” As of March 6, 2020, there were 85 registered holders of 13,775,267 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. All shares prices below have been adjusted to reflect the 1-for-50 reverse stock split, which was effective March 6, 2020.
Issuer Purchases of Equity Securities
During the fourth quarter of 2019, we repurchased an aggregate of 354 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Bankruptcy Plans(1)	Maximum Number of Shares That May Yet Be Purchased Under the 2016 Bankruptcy Plan(1)
October 1, 2019 to October 31, 2019	—	$—	—	—
November 1, 2019 to November 30, 2019	—	$—	—	—
December 1, 2019 to December 31, 2019	354	$5.00	—	—
(1) The Company did not have at any time between October 1, 2019 and December 31, 2019, and currently does not have, a share repurchase program in place.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 16. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”All share numbers and weighted average exercise prices below reflect the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	15	$1,683.50	52
Equity compensation plans not approved by stockholders	—		—
Total	15		52

(1)	Represents stock-based awards outstanding under the 2019 Equity and Cash Incentive Plan (the “2019 ECIP”).

(2)	Represents shares that may be issued upon vesting of restricted stock units (“RSUs”).

(3)	RSUs do not have an exercise price; therefore, RSUs are excluded from weighted average exercise price of outstanding awards.

(4)	Represents the number of shares remaining available for grant under the 2019 ECIP as of December 31, 2019.

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.
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
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in the lower oil and natural gas price environment that has persisted since late 2014, demand for service and maintenance has decreased as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work and our customers have significantly curtailed their capital spending beginning in 2015 and continuing into 2019. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
In the fourth quarter of 2019, we took steps to reduce our labor costs and exit certain operations and areas to focus on certain markets. Additionally, we took steps to reduce our overhead, given the reduced operating footprint, which we believe will improve our operating cash flows and reduce our operating losses.
Restructuring and Reverse Stock Split
On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to or in connection with the RSA and the Restructuring contemplated thereby, among other things we effected the following transactions and changes to our capital structure and governance:

•
immediately prior to the closing of the Restructuring, we completed a 1-for-50 reverse stock split of our outstanding common stock as a result of which our issued and outstanding common stock decreased from 20,659,654 to 413,258 shares; accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of this stock split;

•
pursuant to exchange agreements entered into at the closing of the Restructuring, we then exchanged approximately $241.9 million aggregate outstanding principal of our term loans (together with accrued interest thereon) held by Supporting Term Lenders under our Prior Term Loan Facility into (i) 13,362,009 newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP (each as defined below)) and (ii) $20 million of term loans under our new $51.2 million term loan facility (the “New Term Loan Facility”), each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility;

•	distributed to our common stockholders of record as of February 18, 2020 two series of warrants (the “New Warrants”);

•
entered into the $51.2 million New Term Loan Facility, of which (i) $30 million was funded at closing of the Restructuring with new cash proceeds from the Supporting Term Lenders and $20 million was issued in exchange for term loans held by the Supporting Term Lenders under the Prior Term Loan Facility as described above and (ii) an approximate $1.2 million was a senior secured term loan tranche in respect of term loans held by lenders under the Prior Term Loan Facility who were not Supporting Term Lenders;

•	entered into the New ABL Facility (as defined below);

•	adopted a new management incentive plan (the “MIP”) representing up to 9% of the Company’s outstanding shares after giving effect to the issuance of shares described above; and

•
made certain changes to the Company’s governance, including changes to our Board of Directors (the “Board”), amendments to our governing documents and entry into the Stockholders Agreement (as defined below) with the Supporting Term Lenders.

In accordance with the RSA at the closing of the Restructuring, the Company amended and restated its certificate of incorporation and entered into a stockholders agreement (the “Stockholders Agreement”) with the Supporting Term Lenders in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any directed appointed or nominated by Soter Capital LLC (“Soter”), must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds.
In accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.
For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “-Liquidity and Capital Resources” below.
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

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2015	$48.66	$2.62	943	1,481
2016	$43.29	$2.52	486	1,061
2017	$50.80	$2.99	856	1,187
2018	$65.23	$3.15	1,013	1,292
2019	$56.98	$2.56	920	1,253

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com

(3)	Source: www.aesc.net

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2017 through 2019.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
	U.S.	International	Total
2019:
First Quarter	151,309	—	151,309	150,740	63
Second Quarter	154,017	—	154,017	144,996	63
Third Quarter	142,151	—	142,151	150,518	64
Fourth Quarter	114,727	—	114,727	121,152	62
Total 2019	562,204	—	562,204	567,406	252
2018:
First Quarter	175,232	—	175,232	214,194	63
Second Quarter	187,578	—	187,578	201,427	64
Third Quarter	180,943	—	180,943	184,310	63
Fourth Quarter	156,453	—	156,453	179,405	62
Total 2018	700,206	—	700,206	779,336	252
2017:
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Fourth Quarter	164,480	—	164,480	223,478	61
Total 2017	656,139	7,100	663,239	785,410	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
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
During the fourth quarter of 2019, we took steps to internally realign our operations. We exited operations and areas to focus on certain markets where we had the best competitive positions. We also took steps to reduce our overhead costs, given the reduced operating footprint. While we received some benefit from these changes in the fourth quarter of 2019, we expect to see the full benefit of the lower cost structure in 2020.
In the first quarter of 2020, we completed the Restructuring thereby reducing our long-term debt and future interest expense. In addition, we received cash proceeds in the Restructuring that improved our cash position. In early March of 2020, the market has experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. While the impact of this oil price decline has yet to be felt in demand for our services, we expect that in response our customers will reduce activity during this period of commodity price weakness and will also seek price reductions for our services. This current uncertainty gives us limited visibility into near term demand for our services.
Longer term however, we believe that commodity prices will stabilize and the continued aging of horizontal wells will increase demand for well maintenance services as customers seek to maintain or increase production through accretive regular well maintenance at economically supportive oil prices.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information for the years ended December 31, 2019, 2018 and 2017.
Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change	% Change
REVENUES	$413,854	$521,695	$(107,841)	(21)%
COSTS AND EXPENSES:
Direct operating expenses	333,462	406,396	(72,934)	(18)%
Depreciation and amortization expense	56,969	82,639	(25,670)	(31)%
General and administrative expenses	91,309	91,626	(317)	—%
Operating loss	(67,886)	(58,966)	(8,920)	15%
Interest expense, net of amounts capitalized	35,523	34,163	1,360	4%
Other income, net	(2,016)	(2,354)	338	(14)%
Loss before income taxes	(101,393)	(90,775)	(10,618)	12%
Income tax benefit	3,975	1,979	1,996	101%
NET LOSS	$(97,418)	$(88,796)	$(8,622)	10%
Revenues
Our revenues for the year ended December 31, 2019 decreased $107.8 million, or 20.7%, to $413.9 million from $521.7 million for the year ended December 31, 2018, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity, Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Years Ended December 31, 2019 and 2018” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses decreased $72.9 million, or 17.9%, to $333.5 million (80.6% of revenues) for the year ended December 31, 2019, compared to $406.4 million (77.9% of revenues) for the year ended December 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels. See “Segment Operating Results — Years Ended December 31, 2019 and 2018” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $25.7 million, or 31.1%, to 57.0 million (13.8% of revenues) for the year ended December 31, 2019, compared to $82.6 million (15.8% of revenues) for the year ended December 31, 2018. This decrease is primarily due to certain assets becoming fully depreciated during the fourth quarter of 2018.
General and administrative expenses
General and administrative expenses decreased $0.3 million, or 0.3%, to $91.3 million (22.1% of revenues) for the year ended December 31, 2019, compared to $91.6 million (17.6% of revenues) for the year ended December 31, 2018. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels partially offset by $4.6 million of severance costs and $4.0 million in expenses related to the restructuring of debt.

Interest expense, net of amounts capitalized
Interest expense increased $1.4 million to $35.5 million (8.6% of revenues) for the year ended December 31, 2019, compared to $34.2 million (6.5% of revenues) for the year ended December 31, 2018. This increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other income, net
During the year ended December 31, 2019, we recognized other income, net, of $2.0 million, compared to $2.4 million for the year ended December 31, 2018. The table below presents comparative detailed information about combined other loss, net at December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change	% Change
Interest income	$(723)	$(820)	$97	(12)%
Other	(1,293)	(1,534)	241	(16)%
Total	$(2,016)	$(2,354)	$338	(14)%
Income tax benefit
Our income tax benefit was $4.0 million (3.9% effective rate) on a pre-tax loss of $101.4 million for the year ended December 31, 2019, compared to an income tax benefit of $2.0 million (2.2% effective rate) on a pre-tax loss of $90.8 million for the year ended December 31, 2018. Our effective tax rates differ from the applicable U.S. statutory rate of 21%, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets.
Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change	% Change
REVENUES	$521,695	$436,165	$85,530	20%
COSTS AND EXPENSES:
Direct operating expenses	406,396	332,332	74,064	22%
Depreciation and amortization expense	82,639	84,542	(1,903)	(2)%
General and administrative expenses	91,626	115,284	(23,658)	(21)%
Impairment expense	—	187	(187)	(100)%
Operating loss	(58,966)	(96,180)	37,214	(39)%
Reorganization items, net	—	1,501	(1,501)	(100)%
Interest expense, net of amounts capitalized	34,163	31,797	2,366	7%
Other loss, net	(2,354)	(7,187)	4,833	(67)%
Loss before income taxes	(90,775)	(122,291)	31,516	(26)%
Income tax (expense) benefit	1,979	1,702	277	16%
NET LOSS	$(88,796)	$(120,589)	$31,793	(26)%

Revenues
Our revenues for the year ended December 31, 2018 increased $85.5 million, or 19.6%, to $521.7 million from $436.2 million for the year ended December 31, 2017, due to an increase in spending from our customers as they reacted to improving commodity prices and our ability to increase prices for our services. Internationally, we had no revenue in 2018 as a result of the sale our operations in Canada and Russia. See “Segment Operating Results — Years Ended December 31, 2018 and 2017” below for a more detailed discussion of the change in our revenues.
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
Depreciation and amortization expense
Depreciation and amortization expense decreased $1.9 million, or 2.2%, to $82.6 million (15.8% of revenues) for the year ended December 31, 2018, compared to $84.5 million (19.4% of revenues) for the year ended December 31, 2017. This decrease is primarily due to the sale of businesses of our former International segment and our frac stack equipment and well-testing services business in 2017.
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
Reorganization items, net
During the year ended December 31, 2018, we recorded zero reorganization items, compared to $1.5 million for the year ended December 31, 2017, primarily consisting of professional fees incurred in connection with our emergence from voluntary reorganization in 2016.
Interest expense, net of amounts capitalized
Interest expense increased $2.4 million to $34.2 million (6.5% of revenues), for the year ended December 31, 2018, compared to $31.8 million (7.3% of revenues) for the year ended December 31, 2017. This increase is primarily related to the increase in the variable interest rate on our long-term debt.
Other (income) loss, net
During the year ended December 31, 2018, we recognized other income, net, of $2.4 million, compared to $7.2 million for the year ended December 31, 2017. Other income, net for the year ended December 31, 2017 includes a $4.7 million gain on sale related to our Russian subsidiary which was disposed of in the third quarter of 2017.
The table below presents comparative detailed information about combined other loss, net at December 31, 2018 and 2017:

	Year Ended December 31,		Change	% Change
	2018	2017
Interest (Income) expense	$(820)	$(711)	$(109)	15%
Other	(1,534)	(6,476)	4,942	(76)%
Total	$(2,354)	$(7,187)	$4,833	(67)%

Income tax (expense) benefit
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

Segment Operating Results
Years Ended December 31, 2019 and 2018
The following table shows operating results for each of our reportable segments for the years ended December 31, 2019 and 2018 (in thousands):
For the year ended December 31, 2019

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$250,532	$54,511	$37,964	$70,847	$—	$413,854
Operating expenses	234,670	61,994	41,805	70,434	72,837	481,740
Operating income (loss)	15,862	(7,483)	(3,841)	413	(72,837)	(67,886)
For the year ended December 31, 2018

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$296,969	$64,691	$71,013	$89,022	$—	$521,695
Operating expenses	277,417	73,344	65,817	97,872	66,211	580,661
Operating income (loss)	19,552	(8,653)	5,196	(8,850)	(66,211)	(58,966)
Rig Services
Revenues for our Rig Services segment decreased $46.4 million, or 15.6%, to $250.5 million for the year ended December 31, 2019, compared to $297.0 million for the year ended December 31, 2018. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity.
Operating expenses for our Rig Services segment were $234.7 million during the year ended December 31, 2019, which represented a decrease of $42.7 million, or 15.4%, compared to $277.4 million for the year ended December 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $10.2 million, or 15.7%, to $54.5 million for the year ended December 31, 2019, compared to $64.7 million for the year ended December 31, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.

Operating expenses for our Fishing and Rental Services segment were $62.0 million during the year ended December 31, 2019, which represented a decrease of $11.4 million, or 15.5%, compared to $73.3 million for the year ended December 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $33.0 million, or 46.5%, to $38.0 million for the year ended December 31, 2019, compared to $71.0 million for the year ended December 31, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices, and the increase in competition. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $41.8 million during the year ended December 31, 2019, which represented a decrease of $24.0 million, or 36.5%, compared to $65.8 million for the year ended December 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $18.2 million, or 20.4%, to $70.8 million for the year ended December 31, 2019, compared to $89.0 million for the year ended December 31, 2018. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity. Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations.
Operating expenses for our Fluid Management Services segment were $70.4 million during the year ended December 31, 2019, which represented a decrease of $27.4 million, or 28.0%, compared to $97.9 million for the year ended December 31, 2018. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional support
Operating expenses for our Functional Support segment increased $6.6 million, or 10.0%, to $72.8 million (17.6% of consolidated revenues) for the year ended December 31, 2019 compared to $66.2 million (12.7% of consolidated revenues) for the year ended December 31, 2018. The increase is primarily due to increase in legal settlements and professional fee partially offset by lower employee compensation costs due to reduced staffing levels, a decrease in facilities costs and legal settlements.
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
Operating expenses for our Fishing and Rental Services segment were $73.3 million during the year ended December 31, 2018, which represented a increase of $21.7 million, or 42.0%, compared to $51.7 million for the year ended December 31, 2017. This increase is primarily a result of an increase in employee compensation costs, fuel expense and repair and maintenance expense due to an increase in activity levels and an increase in wages for our employees.
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
Liquidity and Capital Resources
Effective as of March 6, 2020, we completed the Restructuring of our capital structure and indebtedness and, among other things, reduced our outstanding debt from $242.9 million as of December 31, 2019 to $51.2 million as of the closing of the Restructuring. For more information on the Restructuring, see “--Restructuring and Reverse Stock Split” above.
We require capital to fund our ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions, our debt service payments and our other obligations. Following the Restructuring, we believe that our internally generated cash flows from operations, current reserves of cash and availability under the New ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
Current Financial Condition and Liquidity
As of December 31, 2019, our working capital was $(0.7) million compared to $55.0 million as of December 31, 2018. Our working capital decreased during 2019 primarily as a result of a decrease in cash and cash equivalents and accounts receivable. As of immediately following the closing of the Restructuring, our working capital was $7.5 million.
Cash Flows
Cash used in operating activities were $29.0 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively. Cash used in operating activities for the years ended December 31, 2019 and was primarily related to net loss adjusted for noncash items.
Cash used in investing activities was $3.7 million for the year ended December 31, 2019, compared to cash provided by investing activities of $22.1 million for the ended December 31, 2018. Cash outflows during these periods consisted of capital expenditures. Our capital expenditures are primarily related to the addition of new equipment and the ongoing maintenance of our equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash used in financing activities were $2.9 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively. Financing cash outflows during these periods primarily relate to the repayment of long-term debt.
The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net cash used by operating activities	$(29,011)	$(1,845)	$(51,367)
Cash paid for capital expenditures	(18,302)	(37,535)	(16,079)
Proceeds from sale of assets	14,563	15,403	32,992
Repayments of long-term debt	(1,875)	(2,500)	(2,500)
Repayments of financing lease obligations	(160)	—	—
Payment of deferred financing costs	(811)	—	(350)
Other financing activities, net	(39)	(277)	(697)
Effect of changes in exchange rates on cash	—	—	(146)
Net decrease in cash, cash equivalents and restricted cash	$(35,635)	$(26,754)	$(38,147)

Debt Service
At December 31, 2019, our annual maturities on our indebtedness, consisting only of our Prior Term Loan Facility at year-end, were as follows (in thousands). Subsequent to December 31, 2019, the debt in the table below was substantially exchanged for shares of our common stock pursuant to the Restructuring:

Principal Payments
2020	$2,500
2021	240,625
Total	$243,125

New ABL Facility
On March 6, 2020, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into Amendment No. 3 to the Company’s existing ABL facility, dated as of December 15, 2016 (as amended, the “New ABL Facility”) with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”) for the ABL Lenders. The New ABL Facility provides for aggregate commitments from the ABL Lenders of $70 million, which mature on the earlier of (x) April 5, 2024 and (y) 181 days prior to the scheduled maturity date of the Company’s term loan facility or the scheduled maturity date of the Company’s other material debt in an aggregate principal amount exceeding $15 million.
The New ABL Facility provides the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $30 million and (y) 25% of the commitments. The amount that may be borrowed under the New ABL Facility is subject to increase or reduction based on certain segregated cash or reserves provided for by the New ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and other dilutive items provided in the New ABL Facility.
Borrowings under the New ABL Facility will bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.75% to 3.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR plus 1.0% plus (b) an applicable margin that varies from 1.75% to 2.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time. The New ABL Facility provides that, in the event LIBOR becomes unascertainable for the requested interest period or otherwise becomes unavailable or replaced by other benchmark interest rates, then the Company and the ABL Agent may amend the New ABL Facility for the purpose of replacing LIBOR with one or more SOFR-based rates or another alternate benchmark rate giving consideration to the general practice in similar U.S. dollar denominated syndicated credit facilities.
In addition, the New ABL Facility provides for unused line fees of 0.5% to 0.375% per year, depending on utilization, letter of credit fees and certain other factors. The New ABL Facility may in the future be guaranteed by certain of the Company’s existing and future subsidiaries (the “ABL Guarantors,” and together with the ABL Borrowers, the “ABL Loan Parties”). To secure their obligations under the New ABL Facility, each of the ABL Loan Parties has granted or will grant, as applicable, to the ABL Agent a first-priority security interest for the benefit of the ABL Lenders in its present and future accounts receivable, inventory and related assets and proceeds of the foregoing (the “ABL Priority Collateral”). In addition, the obligations of the ABL Loan Parties under the ABL Facility are secured by second-priority liens on the Term Priority Collateral (as described below under “New Term Loan Facility”).
The revolving loans under the New ABL Facility may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs.
The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.00 to 1.00. As of March 6, 2020, we had no borrowings outstanding under the New ABL Facility and $36.3 million of letters of credit outstanding with borrowing capacity of $13.6 million available subject to covenant constraints under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into the amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million amended term loans issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”).

The New Term Loan Facility will mature on August 28, 2025, with respect to the New Term Loans, and on December 15, 2021 with respect to the Continuing Term Loans. Such maturity date may, at the Company’s request, be extended by one or more of the term loan lenders pursuant to the terms of the New Term Loan Facility. The New Term Loans will bear interest at a per annum rate equal to LIBOR for six months, plus 10.25%. The Company has the option to pay interest in kind at an annual rate of LIBOR plus 12.25% on the outstanding principal amount of the New Term Loans for the first two years following the closing of the Restructuring. The Continuing Term Loans will bear interest at a per annum rate equal to LIBOR for one, two, three, six or, with the consent of all term loan lenders, up to 12 months, and the Company has the option to pay interest in kind of up to 100 basis points of the per annum interest due on the Continuing Term Loans.
The New Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To ensure their obligations under the New Term Loan Facility, each of the Term Loan Parties has granted or will grant, as applicable, to the Term Agent a first-priority security interest for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the New Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).
The New Term Loans may be prepaid at the Company’s option, subject to the payment of a prepayment premium (which may be waived by lenders holding New Term Loans under the New Term Loan Facility representing at least two-thirds of the aggregate outstanding principal amount of the New Term Loans) in certain circumstances as provided in the New Term Loan Facility. If a prepayment is made prior to the first anniversary of the closing of the Restructuring, such prepayment premium is equal to 3% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the first anniversary to the second anniversary of the closing of the Restructuring, the prepayment premium is equal to 2% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the second anniversary to the third anniversary of the closing of the Restructuring, the prepayment premium is equal to 1% of the principal amount of the New Term Loans prepaid; and there is no prepayment premium thereafter. The Company is required to make principal payments in respect of the Continuing Term Loans in the amount of $3,125 per quarter commencing with the quarter ending March 31, 2020, and is required to pay $1,190,625 on the maturity date of the Continuing Term Loans.
In addition, pursuant to the New Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, receipt of extraordinary cash proceeds (e.g., tax and insurance) and upon certain change of control transactions, subject in each case to certain exceptions.
The New Term Loan Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the Term Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New Term Loan Facility also contains a financial covenant requiring that the Company maintain Liquidity (as defined in the New Term Loan Facility) of not less than $10 million as of the last day of any fiscal quarter, subject to certain exceptions and cure rights.
Off-Balance Sheet Arrangements
At December 31, 2019, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Capital Expenditures
During the year ended December 31, 2019, our capital expenditures totaled $18.3 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2020 contemplates spending between $15 million and $20 million, subject to market conditions. This is primarily related to the addition of new equipment needed and the ongoing maintenance of our equipment. Our capital expenditure program for 2020 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2020 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2020 to expand our presence in a market. We currently anticipate funding our 2020 capital expenditures through a combination of cash on hand, operating cash flow and proceeds from sales of assets. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

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

Valuation of Warrants
Upon emergence from bankruptcy on December 15, 2016, the Company issued two series of warrants to the former holders of the Predecessor Company’s common stock. One series of warrants will expire on December 15, 2020 and the other series of warrants will expire on December 15, 2021. Each warrant is exercisable for one share of the Company’s common stock, par value $0.01. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $3.8 million.
Recent Accounting Developments
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Borrowings under our New Term Loan Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. The interest rate under the New Term Loans will bear interest at a per annum rate equal to LIBOR for six months, plus 10.25% and, as of March 6, 2020, we have $51.2 outstanding debt. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $0.5 million. The Company has the option to pay interest in kind at an annual rate of LIBOR plus 12.25% on the outstanding principal amount of the New Term Loans for the first two years following the closing of the Restructuring. The Continuing Term Loans will bear interest at a per annum rate equal to LIBOR for one, two, three, six or, with the consent of all term loan lenders, up to 12 months, and the Company has the option to pay interest in kind of up to 100 basis points of the per annum interest due on the Continuing Term Loans. Borrowings under our New ABL Facility also bear interest at variable interest rates, however, we do not currently have any borrowings under this facility.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.
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
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Key Energy Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.
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
Houston, TX
March 12, 2020

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,426	$50,311
Restricted cash	250	—
Accounts receivable, net of allowance for doubtful accounts of $881 and $1,056	51,091	74,253
Inventories	13,565	15,861
Other current assets	22,260	18,073
Total current assets	101,592	158,498
Property and equipment, gross	432,917	439,043
Accumulated depreciation	(205,352)	(163,333)
Property and equipment, net	227,565	275,710
Intangible assets, net	347	404
Other assets	18,366	8,562
TOTAL ASSETS	$347,870	$443,174
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,700	$13,587
Other current liabilities	90,715	87,377
Current portion of long-term debt	2,919	2,500
Total current liabilities	102,334	103,464
Long-term debt	240,007	241,079
Workers’ compensation, vehicular and health insurance liabilities	26,072	24,775
Other non-current liabilities	30,710	28,336
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 2,000,000 shares authorized, 410,990 and 407,264 outstanding	206	204
Additional paid-in capital	265,588	264,945
Retained earnings deficit	(317,047)	(219,629)
Total equity	(51,253)	45,520
TOTAL LIABILITIES AND EQUITY	$347,870	$443,174
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
REVENUES	$413,854	$521,695	$436,165
COSTS AND EXPENSES:
Direct operating expenses	333,462	406,396	332,332
Depreciation and amortization expense	56,969	82,639	84,542
General and administrative expenses	91,309	91,626	115,284
Impairment expense	—	—	187
Operating loss	(67,886)	(58,966)	(96,180)
Reorganization items, net	—	—	1,501
Interest expense, net of amounts capitalized	35,523	34,163	31,797
Other income, net	(2,016)	(2,354)	(7,187)
Loss before income taxes	(101,393)	(90,775)	(122,291)
Income tax benefit	3,975	1,979	1,702
NET LOSS	$(97,418)	$(88,796)	$(120,589)
Loss per share:
Basic and diluted	$(238.77)	$(219.25)	$(299.97)
Weighted Average Shares Outstanding:
Basic and diluted	408	405	402
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
NET LOSS	$(97,418)	$(88,796)	$(120,589)
Other comprehensive loss:
Foreign currency translation loss	—	—	(239)
COMPREHENSIVE LOSS	$(97,418)	$(88,796)	$(120,828)
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,418)	$(88,796)	$(120,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	56,969	82,639	84,542
Impairment expense	—	—	187
Bad debt expense	912	286	1,420
Accretion of asset retirement obligations	168	164	221
Loss from equity method investments	—	—	560
Amortization of deferred financing costs	433	476	476
Deferred income tax benefit	—	—	(35)
Gain on disposal of assets, net	(5,870)	(9,618)	(27,583)
Share-based compensation	684	5,910	7,591
Changes in working capital:
Accounts receivable	22,250	(5,220)	669
Other current assets	(1,891)	6,486	7,764
Accounts payable and accrued liabilities	(1,061)	(564)	(13,017)
Share-based compensation liability awards	(71)	253	—
Other assets and liabilities	(4,116)	6,139	6,427
Net cash used in operating activities	(29,011)	(1,845)	(51,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,302)	(37,535)	(16,079)
Proceeds from sale of assets	14,563	15,403	32,992
Net cash provided by (used in) investing activities	(3,739)	(22,132)	16,913
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,875)	(2,500)	(2,500)
Repayments of financing lease obligations	(160)	—	—
Payment of deferred financing costs	(811)	—	(350)
Repurchases of common stock	(39)	(280)	(697)
Proceeds from exercise warrants	—	3	—
Net cash used in financing activities	(2,885)	(2,777)	(3,547)
Effect of changes in exchange rates on cash	—	—	(146)
Net decrease in cash, cash equivalents and restricted cash	(35,635)	(26,754)	(38,147)
Cash, cash equivalents, and restricted cash, beginning of period	50,311	77,065	115,212
Cash, cash equivalents, and restricted cash, end of period	$14,676	$50,311	$77,065
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	COMMON STOCKHOLDERS					Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)
	Number of Shares	Amount at par
BALANCE AT DECEMBER 31, 2016	402	$201	$252,421	$239	$(10,244)	$242,617
Foreign currency translation	—	—	—	(239)	—	(239)
Common stock purchases	(1)	(1)	(696)	—	—	(697)
Share-based compensation	3	2	7,589	—	—	7,591
Net loss	—	—	—	—	(120,589)	(120,589)
BALANCE AT DECEMBER 31, 2017	404	202	259,314	—	(130,833)	128,683
Common stock purchases	(1)	—	(280)	—	—	(280)
Exercise of warrants	—	—	3	—	—	3
Share-based compensation	4	2	5,908	—	—	5,910
Net loss	—	—	—	—	(88,796)	(88,796)
BALANCE AT DECEMBER 31, 2018	407	204	264,945	—	(219,629)	45,520
Common stock purchases	(1)	—	(39)	—	—	(39)
Share-based compensation	5	2	682	—	—	684
Net loss	—	—	—	—	(97,418)	(97,418)
BALANCE AT DECEMBER 31, 2019	411	$206	$265,588	$—	$(317,047)	$(51,253)
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
Restructuring and Reverse Stock Split
On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to the RSA and the Restructuring contemplated thereby, among other things we effected the following transactions and changes to our capital structure and governance:

•
pursuant to exchange agreements entered into at the closing of the Restructuring, we exchanged approximately $241.9 million aggregate outstanding principal of our term loans (together with accrued interest thereon) held by Supporting Term Lenders under our Prior Term Loan Facility into (i) approximately 13.4 million newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP (each as defined below)) and (ii) $20 million of term loans under our new $51.2 million term loan facility (the “New Term Loan Facility”), each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility;

•	distributed to our common stockholders of record as of February 18, 2020 two series of warrants (the “New Warrants”);

•
entered into the $51.2 million New Term Loan Facility, of which (i) $30 million was funded at closing of the Restructuring with new cash proceeds from the Supporting Term Lenders and $20 million was issued in exchange for term loans held by the Supporting Term Lenders under the Prior Term Loan Facility as described above and (ii) an approximate $1.2 million was a senior secured term loan tranche in respect of term loans held by lenders under the Prior Term Loan Facility who were not Supporting Term Lenders;

•	entered into the New ABL Facility (as defined below);

•	adopted a new management incentive plan (the “MIP”) representing up to 9% of the Company’s outstanding shares after giving effect to the issuance of shares described above; and

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
made certain changes to the Company’s governance, including changes to our Board of Directors (the “Board”), amendments to our governing documents and entry into the Stockholders Agreement (as defined below) with the Supporting Term Lenders.

In accordance with the RSA at the closing of the Restructuring, the Company amended and restated its certificate of incorporation and entered into a stockholders agreement (the “Stockholders Agreement”) with the Supporting Term Lenders in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any directed appointed or nominated by Soter Capital LLC (“Soter”), must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds.
In accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.
For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 12. Long-Term Debt.”
Effective immediately following the closing of the Restructuring, we completed a 1-for-50 reverse stock split of our outstanding common stock. As a result of this stock split, our issued and outstanding common stock decreased from approximately 20.7 million shares to approximately 410,000 shares. Accordingly, all share and per share information contained in these financial statements has been restated to retroactively show the effect of this stock split.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. As of December 31, 2019, all of our obligations under our Prior ABL Facility and Prior Term Loan Facility were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2019, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
During the year ended 2017, Chevron Texaco Exploration and Production accounted for approximately 12% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2019, 2018 and 2017. No customers accounted for more than 10% of our total accounts receivable as of December 31, 2019 and 2018.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 were $56.9 million, $82.6 million and $84.5 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2019, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	3-15
Oilfield trucks, vehicles and related equipment	4-7
Fishing and rental tools, coiled tubing units and equipment, tubulars and pressure control equipment	3-10
Disposal wells	15
Furniture and equipment	3-7
Buildings and improvements	15-30
A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We would record an impairment charge, reducing the net carrying value to estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. See “Note 6. Property and Equipment,” for further discussion.
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
Deposits
Due to capacity constraints on equipment manufacturers, we are sometimes required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of the years ended December 31, 2019 and 2018, deposits totaled $8.7 million and $1.3 million, respectively. Deposits consist primarily of deposit requirements of insurance companies and payments made related to high demand long-lead time items.

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
Deferred Financing Costs
Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest method over the life of the related debt instrument. When the related debt instrument is retired, any remaining unamortized costs are included in the determination of the gain or loss on the extinguishment of the debt. We record gains and losses from the extinguishment of debt as a part of continuing operations. In accordance with ASU 2015-03, we record debt financing costs as a reduction of our long-term debt. See “Note 12. Long-term Debt,” for further discussion.
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
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. See “Note 13. Commitments and Contingencies.”
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance
We are primarily self-insured against physical damage to our equipment and automobiles as well as workers’ compensation claims. The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self-insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. See “Note 13. Commitments and Contingencies.”
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
If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material negative impacts on our earnings. See “Note 11. Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation of our stock options requires us to estimate the expected term of award, which we estimate using the simplified method, as we do not have sufficient historical exercise information. Additionally, the valuation of our stock option awards is also dependent on historical stock price volatility. In view of the limited amount of time elapsed since our reorganization, volatility is calculated based on historical stock price volatility of our peer group with a lookback period equivalent to the expected term of the award. Fair value of performance-based stock options and restricted stock units is estimated in the same manner as our time-based awards and assumes that performance goals will be achieved and the awards will vest. If the performance based awards do not vest, any previously recognized compensation costs will be reversed. We record share-based compensation as a component of general and administrative or direct operating expense based on the role of the applicable individual. See “Note 16. Share-Based Compensation.”
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
Recent Accounting Developments
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements.

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
NOTE 2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Rig Services	$250,532	$296,969	$248,830
Fishing and Rental Services	54,511	64,691	59,172
Coiled Tubing Services	37,964	71,013	41,866
Fluid Management Services	70,847	89,022	80,726
International	—	—	5,571
Total	$413,854	$521,695	$436,165
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
International
Our International segment included our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. Our Canadian subsidiary was a technology development and control systems business focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
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
NOTE 3.    OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Other current assets:
Prepaid current assets	$13,118	$11,207
Reinsurance receivable	6,475	6,365
Operating lease right-of-use assets	2,394	—
Other	273	501
Total	$22,260	$18,073

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other non-current assets at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Other non-current assets:
Reinsurance receivable	$6,887	$6,743
Deposits	8,689	1,309
Operating lease right-of-use assets	2,404	—
Other	386	510
Total	$18,366	$8,562
The table below presents comparative detailed information about other current liabilities at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Other current liabilities:
Accrued payroll, taxes and employee benefits	$14,463	$19,346
Accrued operating expenditures	12,919	15,861
Income, sales, use and other taxes	5,115	8,911
Self-insurance reserves	25,366	25,358
Accrued interest	15,476	7,105
Accrued insurance premiums	4,990	5,651
Unsettled legal claims	7,020	4,356
Accrued severance	2,636	83
Operating leases	2,502	—
Other	228	706
Total	$90,715	$87,377
The table below presents comparative detailed information about other non-current liabilities at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Other non-current liabilities:
Asset retirement obligations	$9,035	$9,018
Environmental liabilities	2,047	2,227
Accrued sales, use and other taxes	17,005	17,024
Operating leases	2,590	—
Other	33	67
Total	$30,710	$28,336

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.    OTHER INCOME, NET
The table below presents comparative detailed information about our other income and expense for years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Interest income	$(723)	$(820)	$(711)
Other	(1,293)	(1,534)	(6,476)
Total	$(2,016)	$(2,354)	$(7,187)
NOTE 5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
As of December 31, 2019	$1,056	$912	$(1,087)	$881
As of December 31, 2018	875	286	(105)	1,056
As of December 31, 2017	168	1,420	(713)	875
NOTE 6.     PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Major classes of property and equipment:
Oilfield service equipment	$286,345	$284,943
Disposal wells	41,127	30,863
Motor vehicles	11,416	44,286
Furniture and equipment	31,216	6,469
Buildings and land	60,097	65,328
Work in progress	956	7,154
Right-of-use assets under finance leases	1,760	—
Gross property and equipment	432,917	439,043
Accumulated depreciation	(205,352)	(163,333)
Net property and equipment	$227,565	$275,710
NOTE 7.    INTANGIBLE ASSETS
The components of our intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Gross carrying value	$520	$520
Accumulated amortization	(173)	(116)
Net carrying value	$347	$404

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows (in thousands):

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2020	2021	2022	2023	2024
Trademarks	6.0	$58	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the years ended December 31, 2019, 2018 and 2017.
NOTE 8.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Basic and diluted EPS Calculation:
Numerator
Net loss	$(97,418)	$(88,796)	$(120,589)
Denominator
Weighted average shares outstanding	408	405	402
Basic loss per share	$(238.77)	$(219.25)	$(299.97)
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
The company has issued potentially dilutive instruments such as RSUs, stock options, SARs and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
RSUs	37	24	36
Stock options	1	3	14
Warrants	37	37	37
Total	75	64	87
There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation.
NOTE 9.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities.  These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.
Prior Term Loan Facility due 2021. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values. The Prior Term Loan was replaced with the New Term Loan on March 9, 2020, which also has variable interest rates.

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
Annual accretion of the assets associated with the asset retirement obligations were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2016	$9,069
Additions	36
Costs incurred	(147)
Accretion expense	221
Disposals	(248)
Balance at December 31, 2017	8,931
Additions	340
Costs incurred	(417)
Accretion expense	164
Balance at December 31, 2018	9,018
Costs incurred	(151)
Accretion expense	168
Balance at December 31, 2019	$9,035
NOTE 11.    INCOME TAXES
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
We recognized the income tax effects of the 2017 Tax Act in accordance with Staff Accounting Bulletin No. 118 ("SAB 118") during 2017. SAB 118 provided SEC staff guidance for the application of ASC Topic 740, Income Taxes, and allowed for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As such, our 2017 financial results reflected the provisional income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was incomplete but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the 2017 Tax Act could not be reasonably estimated as of December 31, 2017. Additional clarifying guidance and law corrections were issued by the U.S. government during 2018 related to the 2017 Tax Act, which provided further insight into properly accounting for the impacts of U.S. tax reform. During 2018, we finalized our accounting for this matter and concluded that no adjustments were required from our provisionally recorded amounts from 2017. We no longer have any provisionally recorded items related to the enactment of the 2017 Tax Act as of December 31, 2018. In addition, there were no material 2017 Tax Act changes or clarifications that affected our accounting for the year ended December 31, 2019.
The components of our income tax expense are as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current income tax benefit	$3,975	$1,979	$1,667
Deferred income tax benefit	—	—	35
Total income tax benefit	$3,975	$1,979	$1,702

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We made federal income tax payments of zero for the years ended December 31, 2019, 2018 and 2017. In addition, we received federal income tax refunds of $4.4 million, 1.1 million and zero during the years ended December 31, 2019, 2018 and 2017, respectively.
Income tax (expense) benefit differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Income tax benefit computed at Federal statutory rate	21.0%	21.0%	35.0%
State taxes	(0.4)%	(0.2)%	—%
Meals and entertainment	(0.2)%	(0.4)%	(0.4)%
Foreign rate difference	—%	—%	0.4%
Non-taxable cancellation of debt income	—%	2.6%	—%
Penalties and other non-deductible expenses	(0.1)%	—%	—%
Change in valuation allowance	(20.4)%	(20.1)%	(33.8)%
Equity compensation	(0.4)%	(0.7)%	(1.0)%
U.S. tax reform - impact to deferred tax assets and liabilities	—%	—%	(67.4)%
U.S. tax reform - change in valuation allowance	—%	—%	67.4%
Other	4.4%	—%	1.2%
Effective income tax rate	3.9%	2.2%	1.4%
     As of December 31, 2019 and 2018, our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss and tax credit carryforwards	$115,811	$113,230
Capital loss carryforwards	15,320	15,826
Foreign tax credit carryforward	17,095	17,095
Self-insurance reserves	8,619	8,581
Interest expense limitation	12,943	6,055
Accrued liabilities	9,842	9,213
Share-based compensation	507	1,221
Intangible assets	37,099	44,748
Other	2,333	670
Total deferred tax assets	219,569	216,639
Valuation allowance for deferred tax assets	(201,666)	(190,791)
Net deferred tax assets	17,903	25,848
Deferred tax liabilities:
Property and equipment	(16,817)	(25,848)
Other	(1,086)	—
Total deferred tax liabilities	(17,903)	(25,848)
Net deferred tax asset (liability), net of valuation allowance	$—	$—

The December 31, 2019 net deferred tax asset is comprised of $219.6 million deferred tax assets before valuation allowance, and $17.9 million deferred tax liabilities. The valuation allowance against the net deferred tax asset increased by approximately $10.9 million from December 31, 2018 to December 31, 2019.
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
We estimate that as of December 31, 2019, 2018 and 2017, we have available $465.3 million, $434.2 million and $373.1 million (after attribute reduction), respectively, of federal net operating loss carryforwards. However, Internal Revenue Code Sections 382 and 383 impose limitations on a corporation’s ability to utilize tax attributes if the corporation experiences an “ownership change.” The Company experienced an ownership change on December 15, 2016, as the emergence of the Company and certain of its domestic subsidiaries from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. With the completion of the Company's Restructuring on March 6, 2020 an ownership change occurred which will cause the Company’s use of remaining U.S. tax attributes may be further limited.
We estimate that as of December 31, 2019, 2018 and 2017, we have available $453.4 million, $429.3 million and $485.6 million, respectively, of state net operating loss carryforwards that will expire between 2020 and 2039. We estimate that we have remaining capital loss carryforward of $73.0 million. Our remaining capital loss carryforwards will expire in 2021.
We are no longer subject examination for tax years before 2015 in federal and most state jurisdictions.
Upon emergence from bankruptcy on December 15, 2016, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $295.8 million, which reduced the value of Key’s U.S. net operating losses including federal and state that had a value of $518.8 million as of December 15, 2016. The actual reduction in tax attributes did not occur until the first day of the Company’s tax year subsequent to the date of emergence, or December 16, 2016.
Uncertainty in Income Taxes
As of December 31, 2019, 2018 and 2017, we had zero, zero and $0.1 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. For the years ended December 31, 2019, 2018 and 2017, we recognized a net tax benefit of zero, $0.1 million and $0.3 million, respectively, for statutes of limitations expiration. As of December 31, 2019 our ending balance for uncertain tax position remains at zero, due to the statute of limitations lapse. A reconciliation of the gross change in the unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2016	$360
Reductions as a result of a lapse of the applicable statute of limitations	(252)
Balance at December 31, 2017	108
Reductions as a result of a lapse of the applicable statute of limitations	(108)
Balance at December 31, 2018	—
Balance at December 31, 2019	$—

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.    LONG-TERM DEBT
The components of our long-term debt as of December 31, 2019 and 2018 are as set forth in the table below (in thousands). Subsequent to the periods presented, this debt was substantially exchanged for shares of our common stock pursuant to the Restructuring. See below for additional information.

	December 31,
	2019	2018
Term Loan Facility due 2021	$243,125	$245,000
Unamortized debt issuance costs	(1,799)	(1,421)
Finance lease obligation	1,600	—
Total	242,926	243,579
Less current portion	(2,919)	(2,500)
Long-term debt	$240,007	$241,079
Prior Long-Term Debt Arrangements
As previously announced, on October 29, 2019, the Company entered into a forbearance agreement (as amended on December 6, 2019, December 20, 2019, January 10, 2020 and January 31, 2020, the “ABL Forbearance Agreement”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), and all of the lenders party thereto (the “Lenders”) regarding a cross-default under the Loan and Security Agreement, dated as of December 15, 2016, by and among Key, the Administrative Agent and the Lenders.
On February 28, 2020, the Company and the Lenders party thereto amended the ABL Forbearance Agreement (the “Forbearance Agreement Amendment”). Pursuant to the Forbearance Agreement Amendment, the Lenders party thereto have agreed, among other things, to extend the forbearance period until the earliest of (i) March 6, 2020, (ii) the occurrence of certain specified early termination events and (iii) the date on which the previously announced Restructuring Support Agreement between the Company and certain lenders under the Company’s term loan facility is terminated in accordance with its terms. In connection with the forbearance agreement, the Company elected not to make a scheduled interest payments due October 18, 2019 and January 20, 2020 under the Term Loan Facility. The Company’s failure to make these interest payments resulted in a default under the Term Loan Facility and a cross default under the ABL Facility (such defaults, the “Specified Defaults”).
Prior to the Restructuring, the Company was party to two credit facilities. The Company and Key Energy Services, LLC, were borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders, providing for aggregate commitments from the ABL Lenders of $100 million (the “Prior ABL Facility”). In addition, on December 15, 2016, the Company entered into the term loan facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders (the “Prior Term Loan Facility”).
Effective March 6, 2020 upon the closing of the Restructuring, we entered into the New Term Loan Facility and the New ABL Facility, which superseded the Prior Term Loan Facility and Prior ABL Facility. A description of each of the new and prior facilities follows.
New ABL Facility
On March 6, 2020, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into Amendment No. 3 to the Company’s existing ABL facility, dated as of December 15, 2016 (as amended, the “New ABL Facility”) with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”) for the ABL Lenders. The New ABL Facility provides for aggregate commitments from the ABL Lenders of $70 million, which mature on the earlier of (x) April 5, 2024 and (y) 181 days prior to the scheduled maturity date of the Company’s term loan facility or the scheduled maturity date of the Company’s other material debt in an aggregate principal amount exceeding $15 million.
The New ABL Facility provides the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $30

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and (y) 25% of the commitments. The amount that may be borrowed under the New ABL Facility is subject to increase or reduction based on certain segregated cash or reserves provided for by the New ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and other dilutive items provided in the New ABL Facility.
Borrowings under the New ABL Facility will bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.75% to 3.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR plus 1.0% plus (b) an applicable margin that varies from 1.75% to 2.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time. The New ABL Facility provides that, in the event LIBOR becomes unascertainable for the requested interest period or otherwise becomes unavailable or replaced by other benchmark interest rates, then the Company and the ABL Agent may amend the New ABL Facility for the purpose of replacing LIBOR with one or more SOFR-based rates or another alternate benchmark rate giving consideration to the general practice in similar U.S. dollar denominated syndicated credit facilities.
In addition, the New ABL Facility provides for unused line fees of 0.5% to 0.375% per year, depending on utilization, letter of credit fees and certain other factors. The New ABL Facility may in the future be guaranteed by certain of the Company’s existing and future subsidiaries (the “ABL Guarantors,” and together with the ABL Borrowers, the “ABL Loan Parties”). To secure their obligations under the New ABL Facility, each of the ABL Loan Parties has granted or will grant, as applicable, to the ABL Agent a first-priority security interest for the benefit of the ABL Lenders in its present and future accounts receivable, inventory and related assets and proceeds of the foregoing (the “ABL Priority Collateral”). In addition, the obligations of the ABL Loan Parties under the ABL Facility are secured by second-priority liens on the Term Priority Collateral (as described below under “New Term Loan Facility”).
The revolving loans under the New ABL Facility may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs.
The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.00 to 1.00. As of March 6, 2020, we had no borrowings outstanding under the New ABL Facility and $36.3 million of letters of credit outstanding with borrowing capacity of $13.6 million available subject to covenant constraints under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into the amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million amended term loans issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”).
The New Term Loan Facility will mature on August 28, 2025, with respect to the New Term Loans, and on December 15, 2021 with respect to the Continuing Term Loans. Such maturity date may, at the Company’s request, be extended by one or more of the term loan lenders pursuant to the terms of the New Term Loan Facility. The New Term Loans will bear interest at a per annum rate equal to LIBOR for six months, plus 10.25%. The Company has the option to pay interest in kind at an annual rate of LIBOR plus 12.25% on the outstanding principal amount of the New Term Loans for the first two years following the closing of the Restructuring. The Continuing Term Loans will bear interest at a per annum rate equal to LIBOR for one, two, three, six or, with the consent of all term loan lenders, up to 12 months, and the Company has the option to pay interest in kind of up to 100 basis points of the per annum interest due on the Continuing Term Loans.
The New Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To ensure their obligations under the New Term Loan Facility, each of the Term Loan Parties has granted or will grant, as applicable, to the Term Agent a first-priority security interest

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the New Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).
The New Term Loans may be prepaid at the Company’s option, subject to the payment of a prepayment premium (which may be waived by lenders holding New Term Loans under the New Term Loan Facility representing at least two-thirds of the aggregate outstanding principal amount of the New Term Loans) in certain circumstances as provided in the New Term Loan Facility. If a prepayment is made prior to the first anniversary of the closing of the Restructuring, such prepayment premium is equal to 3% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the first anniversary to the second anniversary of the closing of the Restructuring, the prepayment premium is equal to 2% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the second anniversary to the third anniversary of the closing of the Restructuring, the prepayment premium is equal to 1% of the principal amount of the New Term Loans prepaid; and there is no prepayment premium thereafter. The Company is required to make principal payments in respect of the Continuing Term Loans in the amount of $3,125 per quarter commencing with the quarter ending March 31, 2020, and is required to pay $1,190,625 on the maturity date of the Continuing Term Loans.
In addition, pursuant to the New Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, receipt of extraordinary cash proceeds (e.g., tax and insurance) and upon certain change of control transactions, subject in each case to certain exceptions.
The New Term Loan Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the Term Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New Term Loan Facility also contains a financial covenant requiring that the Company maintain Liquidity (as defined in the New Term Loan Facility) of not less than $10 million as of the last day of any fiscal quarter, subject to certain exceptions and cure rights.
Prior ABL Facility
As described above, the Company and Key Energy Services, LLC were borrowers under the Prior ABL Facility that provided for aggregate commitments from the ABL Lenders of $80 million.
On April 5, 2019, the ABL Borrowers, as borrowers, the financial institutions party thereto as lenders and Bank of America, N.A. (the “ABL Agent”), as administrative agent for the lenders, entered into Amendment No. 1 (“Amendment No. 1”) to the Prior ABL Facility, among the ABL Borrowers, the financial institutions party thereto from time to time as lenders, the ABL Agent and the co-collateral agents for the lenders, Bank of America, N.A. and Wells Fargo Bank, National Association. The amendment, among other things, lowered the applicable margin for borrowings to (i) from between 2.50% and 4.50% to between 2.00% and 2.50% for LIBOR borrowings and (ii) from 1.50% and 3.50% to between 1.00% and 1.50% for base rate borrowings. On December 20, 2019, the Company and the Lenders amended the ABL Forbearance Agreement and the Loan Agreement to, among other things, (i) reduce the minimum availability Key is required to maintain under the ABL Forbearance Agreement from $12.5 million to $10 million and (ii) reduce the aggregate revolving commitments under the Loan Agreement from $100 million to $80 million.
The Prior ABL Facility provided the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the Commitments.
The contractual interest rates under the Prior ABL Facility were, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.50% to 4.50% depending on the ABL Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) an applicable margin that varied from 1.50% to 3.50% depending on the ABL Borrowers’ fixed charge coverage ratio at such time. In addition, the Prior ABL Facility provided for unused line fees of 1.0% to 1.25% per year, depending on utilization, letter of credit fees and certain other factors.
As of December 31, 2019, we had no borrowings outstanding under the ABL Facility and $34.6 million of letters of credit outstanding with borrowing capacity of $11.9 million available subject to covenant constraints under our ABL Facility.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Term Loan Facility
As described above, the Company and certain subsidiaries were parties to the Prior Term Loan Facility, which had an initial outstanding principal amount of $250 million.
Borrowings under the Prior Term Loan Facility bore interest, at the Company’s option, at a per annum rate equal to (i) LIBOR for one, two, three, six, or, with the consent of the Term Loan Lenders, 12 months, plus 10.25% or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the Federal Funds rate, plus 0.50% and (z) 30-day LIBOR, plus 1.0% plus (b) 9.25%.
The weighted average interest rates on the outstanding borrowings under the Prior Term Loan Facility for the year ended December 31, 2019 was as follows:

Year Ended December 31, 2019
Term Loan Facility	13.11%
Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt as of December 31, 2019 (in thousands). Subsequent to December 31, 2019, the debt described below was substantially exchanged for shares of our common stock pursuant to the Restructuring.

Principal Amount of Long-Term Debt
2020	$2,500
2021	240,625
Total long-term debt	$243,125

Interest expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash payments	$34,129	$32,718	$30,397
Commitment and agency fees paid	608	969	924
Amortization of deferred financing costs	433	476	476
Leases	353	—	—
Net interest expense	$35,523	$34,163	$31,797

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
A summary of deferred financing costs including capitalized costs and amortization are presented in the table below (in thousands):

Balance at December 31, 2016	$2,023
Capitalized costs	350
Amortization	(476)
Balance at December 31, 2017	1,897
Capitalized costs	—
Amortization	(476)
Balance at December 31, 2018	1,421
Capitalized costs	811
Amortization	(433)
Balance at December 31, 2019	$1,799

NOTE 13.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2030, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2020.
As of December 31, 2019, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2020	$5,013
2021	3,358
2022	1,934
2023	1,868
2024	1,489
Thereafter	1,311
Total	$14,973
We are also party to a significant number of month-to-month leases that can be cancelled at any time. Operating lease expenses were $4.6 million, $4.8 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2019, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $7.0 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2018 were $4.4 million.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2019 and 2018, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of December 31, 2019 and 2018, we have recorded $51.4 million and $50.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $13.4 million and $13.1 million of insurance receivables as of December 31, 2019 and 2018, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2019 and 2018, we have recorded $2.0 million and $2.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
NOTE 14.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. In the third quarter of 2015, management suspended the 401(k) matching program as part of our cost cutting efforts. The 401(k) matching program was reinstated January 1, 2019, pursuant to which we matched 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $11,200, $11,000 and $10,800 for the years ended December 31, 2019, 2018 and 2017, respectively. Our matching contributions were $4.5 million, zero and zero for the years ended December 31, 2019, 2018 and 2017, respectively. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.
NOTE 15.    STOCKHOLDERS’ EQUITY
Preferred Stock
As of December 31, 2019, we had 10,000,000 shares of preferred stock authorized with a par value of $0.50 per share. As of December 31, 2019, the sole share of the Company’s Series A Preferred Stock, which conferred certain rights to elect directors (but has no economic rights), was held by Soter. Subsequent to December 31, 2019, in connection with the completion of the Restructuring, the share of Series A Preferred Stock was redeemed and cancelled for no consideration and the Series A Preferred Stock was eliminated from our certificate of incorporation.
Common Stock
As of December 31, 2019 and December 31, 2018, we had 2,000,000 shares of common stock authorized of which 410,990 and 407,264 shares were issued and outstanding, respectively. Subsequent to December 31, 2019, in connection with the completion of the Restructuring, we increased the number of shares of common stock authorized to 150,000,000 and 13,775,267 shares were issued and outstanding, after giving effect to the 1-for-50 reverse stock split, as of the closing of the Restructuring. During 2019, 2018 and 2017, no dividends were declared or paid and we currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 826 shares, 968 shares and 1,127 shares for an aggregate cost of less than $0.1 million, $0.3 million, $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.    SHARE-BASED COMPENSATION
Equity and Cash Incentive Plan
On May 1, 2019, our stockholders approved the 2019 Equity and Cash Incentive Plan (the “2019 Incentive Plan”). The 2019 Incentive Plan was established as a successor incentive compensation plan to the 2016 (the “2016 Incentive Plan”) and provide the Company with an omnibus plan under which the Company may continue to design and structure awards of restricted stock, restricted stock units, options, stock appreciation rights and cash-based awards, for distribution to officers, directors and employees of the Company and its subsidiaries as determined by the Board. The Board or an authorized committee thereof is authorized, without further approval of Key equity holders, to execute and deliver all agreements, documents, instruments and certificates relating to the 2019 Incentive Plan and to perform their obligations thereunder in accordance with, and subject to, the terms of the 2019 Incentive Plan.
On March 6, 2020, the Board approved an amendment and restatement of the 2019 Incentive Plan to, among other things, reserve 1,239,775 shares of our common stock for the grant of awards under the plan following the closing of the Restructuring, in addition to any shares remaining available for grant under the 2016 Plan and any additional shares that become available for grant due to the termination, expiration, forfeiture, cancellation, or cash settlement of awards.
Stock Option Awards
Stock option awards granted under our 2016 Incentive Plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock.
The following tables summarize the stock option activity for the year ended December 31, 2019 (shares in thousands):

	Year Ended December 31, 2019
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	1.48	$1,746.00	$541.00
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled or expired	(0.40)	$1,912.32	$666.47
Outstanding at end of period	1.08	$1,683.50	$493.79
Exercisable at end of period	1.08	$1,683.50	$493.79

No stock options were granted or exercised for the year ended December 31, 2019. The total fair value of stock options vested during the year ended December 31, 2019, 2018 and 2017 was zero, zero and $1.7 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized zero, zero and $1.8 million of pre-tax expenses related to stock options, respectively. All outstanding stock options are vested as of December 31, 2019. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2019 is 7.0 years.
Common Stock Awards
Our common stock awards under our 2019 and 2016 Incentive Plans include restricted stock awards and restricted stock units. The weighted average grant date fair market value of all common stock awards granted during the years ended December 31, 2019, 2018 and 2017 were $111.84, $687.00 and $618.50, respectively. The total fair market value of all common stock awards vested during the years ended December 31, 2019, 2018 and 2017 were $2.0 million, $2.3 million, $6.2 million, respectively.
The following tables summarize information for the year ended December 31, 2019 about our unvested common stock awards that we have outstanding (shares in thousands):

	Year Ended December 31, 2019
	Outstanding	Weighted Average Issuance Price
Shares at beginning of period	14.58	$626.00
Granted	28.44	$111.84
Vested	(4.55)	$447.13
Cancelled	(24.55)	$285.38
Shares at end of period	13.92	$235.03

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
For the years ended December 31, 2019, 2018 and 2017, we recognized $0.7 million, $5.9 million and $5.7 million, respectively, of pre-tax expenses from continuing operations associated with common stock awards. For the unvested common stock awards outstanding as of December 31, 2019, we anticipate that we will recognize $1.0 million of pre-tax expense over the next 0.9 years weighted average years.
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
For the years ended December 31, 2019, 2018 and 2017, we recognized less than $0.1 million, $0.3 million and zero, respectively, of pre-tax expenses from continuing operations associated with phantom share awards. For the unvested phantom share awards outstanding as of December 31, 2019, we anticipate that we will recognize zero of pre-tax expense over the next 1 weighted average year.
NOTE 17.    TRANSACTIONS WITH RELATED PARTIES
The Company has purchased or sold equipment or services from a few affiliates of certain directors. Additionally, the Company was previously party to a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Platinum”) pursuant to which Platinum provided certain business advisory services to the Company. The corporate advisory services agreement expired in 2019. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
The Company is also party to the Stockholders Agreement with the Supporting Term Lenders who are also lenders under our New Term Loan Facility.
NOTE 18.    SUPPLEMENTAL CASH FLOW INFORMATION
Presented below is a schedule of noncash investing and financing activities and supplemental cash flow entries (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Supplemental cash flow information:
Cash paid for interest	$34,129	$32,718	$30,397
Cash paid for taxes	284	40	—
Tax refunds	6,208	1,097	—
Cash paid for interest includes cash payments for interest on our long-term debt and finance lease obligations, and commitment and agency fees paid.
NOTE 19.    SEGMENT INFORMATION
Our reportable business segments are Rig Services, Fishing and Rental Services, Coiled Tubing Services and Fluid Management Services. Our reportable business segments previously included an International segment. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our Rig Services, Fishing and

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Services, Coiled Tubing Services, Fluid Management Services operate geographically within the United States. Our International segment included our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above.
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
International
Our International segment included our former operations in Canada and Russia. We completed the sale of our Canadian subsidiary and Russian subsidiary in the second and third quarters of 2017, respectively. Our services in Russia consisted of rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. Our Canadian subsidiary was a technology development and control systems business focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Summary
The following table presents our segment information as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands):
As of and for the year ended December 31, 2019

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$250,532	$54,511	$37,964	$70,847	$—	$—	$413,854
Intersegment revenues	478	1,623	—	147	—	(2,248)	—
Depreciation and amortization	24,037	16,212	5,276	8,856	2,588	—	56,969
Other operating expenses	210,633	45,782	36,529	61,578	70,249	—	424,771
Operating income (loss)	15,862	(7,483)	(3,841)	413	(72,837)	—	(67,886)
Interest expense, net of amounts capitalized	105	27	55	45	35,291	—	35,523
Income (loss) before taxes	15,817	(7,497)	(3,893)	390	(106,210)	—	(101,393)
Long-lived assets(1)	118,013	37,915	16,443	44,607	28,957	343	246,278
Total assets	156,552	48,142	22,523	54,927	55,957	9,769	347,870
Capital expenditures	4,237	2,801	4,494	2,146	4,624	—	18,302
As of and for the year ended December 31, 2018

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$296,969	$64,691	$71,013	$89,022	$—	$—	$521,695
Intersegment revenues	710	2,465	48	1,101	—	(4,324)	—
Depreciation and amortization	31,519	23,361	5,223	20,091	2,445	—	82,639
Other operating expenses	245,898	49,983	60,594	77,781	63,766	—	498,022
Operating income (loss)	19,552	(8,653)	5,196	(8,850)	(66,211)	—	(58,966)
Interest expense, net of amounts capitalized	—	—	—	—	34,163	—	34,163
Income (loss) before taxes	19,689	(8,622)	5,201	(8,773)	(98,270)	—	(90,775)
Long-lived assets(1)	141,469	50,629	17,274	55,263	19,637	404	284,676
Total assets	192,376	65,711	27,283	70,003	80,507	7,294	443,174
Capital expenditures	18,126	3,671	4,872	2,907	7,959	—	37,535

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2017

	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$248,830	$59,172	$41,866	$80,726	$5,571	$—	$—	$436,165
Intersegment revenues	325	3,181	60	1,218	—	—	(4,784)	—
Depreciation and amortization	31,493	23,454	5,187	21,917	791	1,700	—	84,542
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	220,957	28,212	35,048	78,341	9,586	75,472	—	447,616
Operating income (loss)	(3,620)	7,506	1,631	(19,532)	(4,993)	(77,172)	—	(96,180)
Reorganization items, net	—	—	—	—	—	1,501	—	1,501
Interest expense, net of amounts capitalized	—	—	—	—	—	31,797	—	31,797
Income (loss) before taxes	(3,449)	7,748	1,643	(19,537)	(298)	(108,398)	—	(122,291)
Long-lived assets(1)	160,170	63,340	19,064	74,591	7	122,965	(97,819)	342,318
Total assets	287,856	360,581	41,523	(985)	9,473	513,393	(682,720)	529,121
Capital expenditures	8,375	741	886	3,288	475	2,314	—	16,079

(1)	Long-lived assets include: fixed assets, goodwill, intangibles and other assets.
NOTE 20.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents our summarized, unaudited quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2019:
Revenues	$109,273	$112,943	$106,523	$85,115
Direct operating expenses	88,194	90,564	87,956	66,748
Net loss	(23,441)	(18,303)	(25,489)	(30,185)
Loss per share(1):
Basic and diluted	(57.59)	(44.86)	(62.32)	(73.62)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2018:
Revenues	$125,316	$144,405	$134,721	$117,253
Direct operating expenses	98,211	109,747	106,103	92,335
Net loss	(24,963)	(16,895)	(23,860)	(23,078)
Loss per share(1):
Basic and Diluted	(61.79)	(41.72)	(58.91)	56.84

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.
NOTE 21. LEASES
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
We recognized $3 million of costs related to our operating leases during the twelve months ended December 31, 2019. As of December 31, 2019, our operating leases have a weighted average remaining lease term of 2.6 years and a weighted average discount rate of 5.88%. We recognized $0.2 million of costs related to our finance leases during the twelve months ended December 31, 2019. As of December 31, 2019, our finance leases have a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 4.77%.
Supplemental balance sheet information related to leases as of December 31, 2019 are as follows (in thousands):

December 31, 2019
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets, current portion	$2,394
Operating lease right-of-use assets, non-current portion	2,404
Total operating lease assets	$4,798

Operating lease liabilities, current portion	$2,502
Operating lease liabilities, non-current portion	2,590
Total operating lease liabilities	$5,092

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$1,760
Less accumulated depreciation	183
Property and equipment, net	$1,577

Current portion of long-term debt	$419
Long-term debt	1,181
Total finance lease liabilities	$1,600

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maturities of our operating and finance lease liabilities as of December 31, 2019 are as follows (in thousands):

	December 31, 2019
	Operating Leases	Finance Leases
2020	$2,719	$485
2021	1,552	485
2022	519	485
2023	493	282
2024	188	—
Total lease payments	5,471	1,737
Less imputed interest	(379)	(137)
Total	$5,092	$1,600
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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
In connection with the Restructuring, on March 10, 2020 the Company amended and restated its 2019 Equity and Cash Incentive Plan (the “2019 ECIP” and, as amended and restated, the “MIP”) and approved a form of restricted stock unit award agreement to be used for grants thereunder following the closing of the Restructuring (the “MIP Award Agreement”). The MIP Award Agreement provides that fifty percent (50%) of the restricted stock units underlying each award will be subject to time-vesting conditions, and will vest in equal annual installments on the first three anniversaries of the date of grant. The remaining fifty percent (50%) of the restricted stock units underlying the award will be subject to performance-vesting conditions, to be earned and vested over each of three annual performance periods following the date of grant, subject to the achievement of specified performance goals determined by the Board.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
As a result of the Company’s Restructuring pursuant to the RSA and the Company’s Amended and Restated Certificate of Incorporation, our seven-member Board consists of our interim chief executive officer and six other directors appointed by various Supporting Term Lenders pursuant to the RSA and the Stockholders Agreement. These directors will serve for a term that commenced March 6, 2020 and will conclude upon the election of directors at the 2021 annual stockholders meeting or until their successors have been duly elected and qualified. Accordingly, due to the closing of the Restructuring, the Company does not expect to hold an annual meeting of stockholders at which directors will be elected to the Company’s Board until 2021, at which time the Company will also conduct the next “say-on-pay” and “say-on-frequency” votes with respect to the compensation of the Company’s named executive officers.
Below is the name, age and certain other information with respect to each member of our Board, including information regarding the positions each director holds, his or her principal occupation and business experience for the past five years and the names of other publicly held companies for which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors exhibit high standards of integrity, honesty and ethical values.
J. Marshall Dodson, age 48. Mr. Dodson has served on the Board since March 6, 2020. Mr. Dodson is Key’s Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer. Mr. Dodson joined Key as Vice President and Chief Accounting Officer on August 22, 2005 and served in that capacity until being appointed Vice President and Treasurer on June 8, 2009. From February 6, 2009, until March 26, 2009, Mr. Dodson served in the additional capacity as interim principal financial officer and was appointed Senior Vice President and Chief Financial Officer on March 25, 2013. From May 11, 2018 to August 20, 2018, Mr. Dodson served as Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer & Treasurer and then from August 2018, Mr. Dodson served as Senior Vice President, Chief Financial Officer & Treasurer until he was appointed Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer & Treasurer on December 30, 2019. Prior to joining Key, Mr. Dodson served in various capacities at Dynegy, Inc., an electric energy production and services company, from 2002 to August 2005, most recently serving as Managing Director and Controller, Dynegy Generation since 2003. Mr. Dodson started his career with Arthur Andersen LLP in Houston, Texas in 1993, serving most recently as a senior manager prior to joining Dynegy, Inc. Mr. Dodson received a BBA from the University of Texas at Austin in 1993. Mr. Dodson also served as a director for Enduro Resource Partners LLC, a private exploration and production company from November 2017 until July 2018. Mr. Dodson’s extensive industry experience, deep knowledge of our business and our customers and financial expertise qualifies him to serve on our Board and lead our management team.

Jacob Kotzubei, age 51. Mr. Kotzubei has served as a director for the Company since December 15, 2016. Mr. Kotzubei joined Platinum Equity in 2002 and is a Partner at the firm and a member of the firm’s Investment Committee. Mr. Kotzubei serves as an officer and/or director of a number of Platinum’s portfolio companies. Prior to joining Platinum in 2002, Mr. Kotzubei worked for the Goldman Sachs Investment Banking Division in New York City from 1998 to 2002. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review. Mr. Kotzubei is also currently a director of Ryerson Holdings Corporation (“Ryerson), a metal supplier and fabricating company and Kemet Corporation, a global manufacturer of passive electronic components, Vertiv Corporation, a global manufacturer of critical digital infrastructure equipment, and is the Chairman of the Board of Verra Mobility Corp., a provider of smart traffic solutions. Mr. Kotzubei served as a director of CanWel Building Materials Group until April 11, 2016. Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets and transactional matters has led the Board to conclude that he has the varied expertise necessary to serve as a director of the Company.

Alan B. Menkes, age 60.  Mr. Menkes has served as a director of the Company since March 6, 2020. Mr. Menkes has been a private equity investor for over 30 years and is currently the Managing Partner of Empeiria Capital Partners, a private equity firm that he co-founded in 2002. From 2011 to 2012, he was the CEO of Empeiria Acquisition Corp., a special purpose acquisition company that closed its merger with an operating company in December 2012 and was subsequently renamed Integrated Drilling Equipment Holdings Corp, a publicly traded company.  From 2009-2010 he was affiliated with G2 Investment Group LLC, a diversified asset management firm. From 2007-2008, Mr. Menkes was a Partner of Enterprise Infrastructure Ventures, a real estate investment firm, and the Chief Strategic and Investment Officer of CS Technology, an affiliate of Enterprise Infrastructure Ventures. Prior to founding Empeiria, from December 1998 through February 2002, Mr. Menkes was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners. Prior to that, Mr. Menkes was a Partner of Hicks, Muse, Tate & Furst, where he was employed for almost seven years. Mr. Menkes was with The Carlyle Group from its founding in 1987 to 1992. Mr. Menkes currently serves on the Boards of Directors of SAExploration Holdings, a publicly traded company, PLH Group and Empeiria BBRSS Holdings LLC. Mr. Menkes earned a B.A. in Economics with Highest Distinction from the University of Virginia in 1980 and a M.B.A. with Distinction from the Wharton School at the University of Pennsylvania in 1982. The Company believes that Mr. Menkes is qualified to serve on the Board based on his significant investment and leadership skills and board experience.

Marcus C. Rowland, age 67. Mr. Rowland has served as a director of the Company since March 6, 2020. Mr. Rowland is currently the Senior Managing Director and founding partner of IOG Capital, LP, an oil and gas investment company and is the Chairman of the Board of Silverbow Resources, Inc. and Interim Chairman of the Board for Chaparral Energy, Inc. He is also on the board of Mitcham Industries. Previously, Mr. Rowland served as the Chief Executive Officer at FTS International, Inc. (formally Frac Tech International, LLC). He served as the President and Chief Financial Officer of Frac Tech Services, LLC and Frac Tech International, LLC from November 2010 to May 2011. Mr. Rowland is the former Executive Vice President and Chief Financial Officer of Chesapeake Energy Corporation, where he worked for 18 years in roles of increasing levels of responsibility. Mr. Rowland served as Chief Operating Officer of Anglo-Suisse, LP from 1990 to 1993, assigned to the White Nights Russian Enterprise, a joint venture of Anglo-Suisse, LP and Phibro Energy Corporation, a major foreign operation which was granted the right to engage in oil and gas operations in Russia. Mr. Rowland holds a Bachelor’s degree from Wichita State University, is a 1975 alumnus of Wichita State University and serves on the Wichita State University Foundation Investment Committee and the National Advisory Council. Our Board believes that Mr. Rowland’s operational and financial experience in various senior management positions and his experience as a director of a public company enable him to effectively serve as a director.

Harry F. Quarls, age 68. Mr. Quarls has served as Chairman of the Board of Directors for the Company since March 6, 2020. Mr. Quarls currently serves as a director for Rosehill Resources, PetroQuest Energy and chairman of the board for Sunrise Oil & Gas. Mr. Quarls previously served as chairman of the board for Penn Virginia Corporation, SH 130 Concessions Company, Trident Resources Corp, Woodbine Acquisition Corp and US Oil Sands Corp. Mr. Quarls also served as a director and chairman of the strategic alternatives committee for Gastar Exploration Inc. and as a director for Fairway Resources and Opal Resources. Mr. Quarls served as a Managing Director at Global Infrastructure Partners retiring after over a decade of service. Additionally, Mr. Quarls served as Managing Director and practice leader for Global Energy, as well as a member of the board of directors at Booz & Company, a leading international management consulting firm. Mr. Quarls earned an M.B.A. from Stanford University and holds ScM and B.S. degrees, both in chemical engineering, from M.I.T. and Tulane University, respectively. Mr Quarls’ broad knowledge on the energy industry, experience in energy investing, as well as experience on the boards of public and private energy companies led the Board to conclude that he has the expertise necessary to serve as a director of the Company.

Sherman K. Edmiston III, age 57. Mr. Edmiston has served on the Board since December 15, 2016. Mr. Edmiston is a senior restructuring executive and has over 25 years of experience working with companies undergoing transformation. From 2016 Mr. Edmiston has served as the Managing Member of HI CapM Advisors, Ltd., a consulting firm that provides strategic and financial advisory services to private equity funds, hedge funds, asset managers and corporations. Mr. Edmiston was a Partner and Managing Director at Zolfo Cooper LLC from November 2009 until December 2015. Mr. Edmiston served as Chief Restructuring Officer of Xinergy, Ltd, a Central Appalachian producer of thermal and metallurgical coal, and previously served as Chairman of the Finance and Transaction committee of JL French Automotive Castings, Inc. Mr. Edmiston currently serves on the board of directors of Arch Coal, Inc, a publicly traded American coal mining and processing company. Mr. Edmiston received his B.S. in mechanical Engineering from Arizona State University and his MBA from the University of Michigan. Mr. Edmiston’s expertise in strategic planning, finance and board leadership and his experience as a director of other public companies, including those undergoing significant transitions as well as his qualification as an “audit committee financial expert”, led the Board to conclude that he has the expertise necessary to serve as a director of the Company.
H.H. “Tripp” Wommack, III, age 64. Mr. Wommack has served on the Board since December 15, 2016. Mr. Wommack is currently the Chairman, President and Chief Executive Officer of Anchor Energy Resources, LLC, an oil and gas company that focuses on acquisition and exploration efforts in the Permian Basin of West Texas and Southeast New Mexico. Mr. Wommack has served in this position since July 2016. Mr. Wommack is also currently Chairman, President and CEO of Velocity Financial, LLC, a Midland, Texas based Factoring company. Mr. Wommack has served in this position since January 2019. In addition, Mr. Wommack serves as the Chairman of Cibolo Creek Partners, LLC, which specializes in commercial real estate investments, a position he has held since January 1993. Mr. Wommack also serves as Chairman, CEO, and President of Warrior Technologies, LLC, which is involved in tank bottom cleaning in the Permian Basin of West Texas and Southeastern New Mexico. Mr. Wommack previously served as Chairman, President and Chief Executive Officer of Southwest Royalties, Inc. from August 1983 to August 2004 and Saber Resources from July 2004 until August 2008. Additionally, Mr. Wommack served on the board of directors of C&J Energy Services, Inc. from March 2015 through December 2016. Mr. Wommack was the founder, Chairman and Chief Executive Officer of Basic Energy Services (formerly Sierra Well Services, Inc.), and following its initial public offering, Mr. Wommack continued to serve on the board of directors of Basic Energy Services through June 2009. Mr. Wommack graduated with a B.A. from the University of North Carolina, Chapel Hill, and earned a J.D. from the University of Texas. Mr. Wommack was selected as a director because of his extensive executive-level management experience and proven leadership and business capabilities in the oil and gas industry and his qualification as an "audit committee financial expert". Additionally, Mr. Wommack’s knowledge and experience from serving as chairman and chief executive officer of a company that went through an initial public offering adds a unique and valuable perspective to the Company.
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

Corporate Governance Guidelines

Our Board has adopted the Corporate Governance Guidelines, which address significant issues of corporate governance and set forth the procedures by which the Board carries out its responsibilities. Among the areas addressed by the Corporate Governance Guidelines are director qualifications and responsibilities, Board committee responsibilities, director compensation and tenure, director orientation and continuing education, access to management and independent advisors, succession planning and management development, and Board and committee performance evaluations. The nominating and governance committee (the “NGC”) is responsible for assessing and periodically reviewing the adequacy of these guidelines and recommending proposed changes to the Board, as appropriate. The Corporate Governance Guidelines are posted on our website at www.keyenergy.com. We will provide these guidelines in print, free of charge, to stockholders who request them.

Director Independence

Currently, our common stock is not listed on a national securities exchange and accordingly we are not subject to the board independence requirements of any national securities exchange.  Nonetheless, each year our Board assesses director independence on a case-by-case basis, in each case consistent with the applicable rules and regulations of the NYSE and the Securities and Exchange Commission (the “SEC”).  The NYSE rules require listed companies to have a board of directors with at least a majority of independent directors. Additionally, each of the Audit Committee and Nominating, Governance and Compensation Committee are required to be comprised solely of independent directors, as that term is defined by the applicable

rules and regulations of the NYSE and SEC.   After reviewing all relationships each director may have directly and indirectly with the Company and its management, our Board has affirmatively determined that each of Messrs. Quarls, Rowland, Menkes, Edmiston and Wommack has no material relationships with the Company and, therefore, is “independent” as defined under NYSE rules. Mr. Dodson, our Senior Vice President and Interim Chief Executive Officer, Chief Financial Officer & Treasurer President, is not considered to be “independent” because of his employment position with the Company. Mr. Kotzubei is not considered to be “independent” due to his employment relationship with an affiliate of Soter. In addition, each of Messrs. Rowland, Edmiston and Wommack have been affirmatively determined by the Board to be independent under SEC Rule 10A-3 and NYSE listing standards applicable to Audit Committee service. Moreover, each of Messrs. Edmiston, Quarls and Menkes have been affirmatively determined by the Board to be independent under SEC rules and NYSE listing applicable to Nominating, Governance and Compensation Committee service.

Board Leadership Structure

Our Board currently consists of Mr. Quarls, the Chairman of the Board, and six other directors. Our Corporate Governance Guidelines provide that non-employee directors will meet in executive session on a regular basis without management present. Mr. Quarls presides at all meetings of the Board, as well as executive sessions of non-employee directors and, in consultation with the CEO, non-employee directors and management, establishes the agenda for each Board meeting. In the event that the non-employee directors include directors who are not independent under the listing requirements of the NYSE, as is currently the case, our Corporate Governance Guidelines provide that at least once a year, there shall be an executive session including only independent directors and the director who presides at these meetings is Mr. Quarls. The Board has also delegated certain matters to its committees.

Director Nomination Process

Pursuant to the Stockholders Agreement and our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as of the closing of the Restructuring our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders, as described in “Board of Directors” above. Pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring will be entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring will be entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any director appointed or nominated by Soter, must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual.
Other than as contemplated by the Stockholders Agreement, the NGC is responsible for identifying individuals who are qualified to become Board members. Nominees for directorship are selected by the NGC in accordance with the policies and principles of its charter. Although there is no formal diversity policy, our Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Pursuant to its charter, the NGC is tasked with recommending director candidates who will assist in achieving this mix of Board members having diverse professional backgrounds and a broad spectrum of knowledge, experience and capability. Subject to the Stockholders Agreement, at least once a year, the NGC will review the size and structure of the Board and its committees, including recommendations on Board committee structure and responsibilities.

In accordance with NYSE requirements, the NGC also oversees an annual performance evaluation process for the Board, the audit committee, the compensation committee and the NGC. In this process, anonymous responses from directors on a number of topics, including matters related to experience of Board and committee members, are discussed in executive sessions at Board and committee meetings. Although the effectiveness of this consideration of the diversity of director nominees has not been separately assessed, it is within the general subject matter covered in the NGC’s annual assessment and is reviewed in connection with Board and committee structure and responsibilities, as well as within the Board and committee annual performance evaluation process.

Board Role in Risk Oversight

The Board’s role in the risk oversight process includes receiving regular reports from members of senior management on areas of material risk to Key, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chair of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships that may fall under the purview of multiple committees. In addition, in carrying out its duties under its charter, the audit committee regularly reviews and discusses with management, our internal auditors and our independent registered public accounting firm, Key’s policies relating to risk assessment and risk management. The compensation committee also specifically reviews and discusses risks that relate to compensation policies and practices.

2019 Board Meetings and Attendance

During 2019, the Board held 11 Board meetings. In addition, non-employee directors met regularly in executive session and management frequently discussed matters with the directors on an informal basis. Each director attended, either in person or by telephone conference, at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all Board committees on which he or she served as a committee member in 2019. The Company expects the directors to attend Key’s annual meetings of stockholders.
Board Committees

The Board has established three standing committees: the Audit Committee, the Compensation Committee, and the NGC. Current copies of the charters of each of these committees are posted in the “Corporate Governance” section of our website, www.keyenergy.com.

    Audit Committee

The current members of our Audit Committee are Messrs. Wommack, Edmiston and Rowland, with Mr. Rowland serving as the chair. The Board has determined that all of the members of the Audit Committee are independent under the NYSE rules, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. All members of the Audit Committee meet the financial literacy standard required by the NYSE rules and qualify as having accounting or related financial management expertise under the NYSE rules. In addition, the Board has determined that all members of the Audit Committee satisfy the definition of “audit committee financial expert,” and has designated each member of the Audit Committee as an “audit committee financial expert” under the Sarbanes-Oxley Act of 2002 and SEC rules. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

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

During 2019, the Audit Committee held six meetings. In addition, members of the Audit Committee speak regularly with our independent registered public accounting firm and separately with the members of management to discuss any matters that the Audit Committee or these individuals believe should be discussed, including any significant issues or disagreements concerning our accounting practices or financial statements. For further information, see “Report of the Audit Committee” below.

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

The Audit Committee charter provides that a member of the Audit Committee may not simultaneously serve on the Audit Committees of more than two other public companies. Currently, no member of the Audit Committee serves on the Audit Committees of more than two other public companies.

The charter of our Audit Committee can be accessed on the “Corporate Governance” section of our website, www.keyenergy.com.

Compensation Committee

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our executive officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, evaluating the performance of those officers in light of those goals and objectives and setting compensation for those officers based on such evaluations. During 2019, the Compensation Committee met six times. The current Compensation Committee consists of Messrs. Wommack, Quarls, Menkes and Kotzubei, with Mr. Wommack serving as the chair. No Compensation Committee member participates in any of our employee compensation programs other than the Key Energy Services, Inc. 2019 Equity and Cash Incentive Plan (the “2019 ECIP”).

The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. Our Board has adopted a written charter for the Compensation Committee, pursuant to which the compensation committee has, among others, the following duties and responsibilities:

•	reviewing and approving corporate goals and objectives relevant to the compensation of the CEO;

•	evaluating the CEO’s performance in light of corporate goals and objectives and determining and approving the CEO’s compensation level based on this evaluation;

•	reviewing and approving the compensation of executive officers other than the CEO, including severance arrangements and change-in-control agreements and provisions;

•	reviewing and approving any incentive compensation plans or equity-based plans;

•	approving material changes to existing equity compensation plans where stockholder approval is not required by law and has not been obtained;

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

The Compensation Committee has the sole authority to select, retain, terminate and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate in order to carry out its responsibilities, without seeking approval of the Board or management, including compensation consultants retained to assist in the evaluation of director, CEO or executive officer compensation.

The charter of our compensation committee can be accessed in the “Corporate Governance” section of our website, www.keyenergy.com.

Nominating and Governance Committee

The current NGC consists of Messrs. Edmiston, Quarls and Menkes, with Mr. Edmiston serving as the chair. During 2019, the NGC met five times. Our Board has adopted a written charter for the NGC, pursuant to which the NGC has, among others, the following duties and responsibilities:

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

Code of Business Conduct and Code and Ethics

Our Code of Business Conduct and Ethics applies to all of our employees and directors, CEO, Chief Financial Officer and senior financial and accounting officers. Among other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote both honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct and Ethics. We also have an Ethics and Compliance committee, composed of members of management, which administers our ethics and compliance program with respect to our employees. In addition, we provide an ethics line for reporting any violations on a confidential basis. Our Code of Business Conduct and Ethics is available in the “Corporate Governance” section of our website at www.keyenergy.com. We will post on our website all waivers to or amendments of our Code of Business Conduct and Ethics that are required to be disclosed by applicable law and the NYSE listing standards.

Executive Officers

Below are the names, ages and certain other information on each of our current executive officers, other than Mr. Dodson, whose information is provided above.

Katherine I. Hargis, age 48, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. Ms. Hargis joined Key in July 2013 as Associate General Counsel, Corporate and Transactional & Assistant Secretary and was promoted to Vice President, Associate General Counsel & Assistant Secretary in November 2015, promoted to Vice President, Chief Legal Officer and Secretary on January 1, 2016, promoted to her current position as Senior Vice President, General Counsel and Secretary on September 12, 2017 and was recently promoted to her current position as Senior Vice President, Chief Administrative Officer, General Counsel & Secretary on January 23, 2020. Prior to joining Key, she served as the Vice President, General Counsel and Corporate Secretary for U.S. Concrete, Inc., a publicly traded company providing ready-mixed concrete and aggregates, from June 2012 through July 2013, and as its Deputy General Counsel & Corporate Secretary from December 2011 through June 2012, and as its Assistant General Counsel from December 2006 through December 2011. From February 2006 through December 2006, Ms. Hargis served as an attorney with King & Spalding LLP.  From August 2002 through February 2006, Ms. Hargis served as an attorney for Andrews Kurth Kenyon LLP. Ms. Hargis received her B.S. in Administration of Justice from Arizona State University in 1999 and her J.D. from Tulane University in 2002.

Louis Coale, age 53, Vice President and Controller serving as the Company’s principal accounting officer. Mr. Coale served as the Vice President and Operations Controller of the Company’s wholly owned subsidiary, Key Energy Services, LLC since May 2017 and was promoted to Vice President and Controller of the Company on October 3, 2018. Prior to joining Key, Mr. Coale most recently served as the Managing Principal at Coale’s Consulting from June 2016 to May 2018. Coale’s Consulting provides Business, IT and Financial consulting to various industries. Prior to his time at Coale’s Consulting, Mr. Coale served as the Vice President and CFO at Baker Hughes (Baker Oil Tools Divestiture) from 2015 to May 2016, Vice President of the Finance, Planning and Analysis - Commercial Analytics Modeling Dept. from 2014 to 2015, Vice President and CFO of the Global Products & Technology Dept. from 2013 to 2014, Vice President/Transformation Leader (Baker Hughes Finance) from 2009 to 2013, Vice President/Division CFO (Drilling Fluids) from 2007 to 2009, WW Controller (Baker Oil Tools - Completions) from 2005 to 2007 and WW Controller, Wireline Service from 2003 to 2005. Mr. Coale also served as the Expat Finance Lead (Wireline Services: Asia-Pacific from 2001 to 2003, Argentina/Bolivia/Brazil from 1999 to 2001 and Venezuela from 1996 to 1998.
ITEM 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section of Annual Report describes our executive compensation philosophy and program in the context of the compensation paid to our Named Executive Officers for 2019. Our Named Executive Officers and their titles during the 2019 calendar year are listed below:

Name	Title
J. Marshall Dodson	Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer (1)
Katherine I. Hargis	Senior Vice President, General Counsel and Secretary (2)
Louis Coale	Vice President and Controller
Robert Saltiel	Former President, Chief Executive Officer (3)
Scott P. Miller	Former Senior Vice President, Operations Services and Chief Administrative Officer (4)

(1)	Mr. Dodson was appointed as Senior Vice President, Interim Chief Executive Officer and Director effective December 30, 2019.

(2)	Ms. Hargis served was appointed Senior Vice President, Chief Administrative Officer, General Counsel & Secretary effective January 23, 2020.

(3)	Mr. Saltiel terminated his employment with the Company effective December 30, 2019.

(4)
Mr. Miller terminated his employment effective April 1, 2019. Both Messrs. Saltiel and Miller were no longer with the Company at the end of the 2019 fiscal year, but are still considered NEOs for the 2019 year under SEC disclosure rules.

Executive Summary

The oilfield services industry has faced many challenges in the past several years and Key has faced similar challenges and was not immune to the volatility in the industry. In recent years, the Company has undergone a Chapter 11 restructuring process, from which it emerged in December 2016, CEO transitions in 2016 and 2018, respectively, and at the end of fiscal year 2019, the Company began discussion around the Restructuring and experienced another CEO transition, as described below. These macro-economic and industry challenges in combination with multiple management transitions had an impact on the compensation designs and outcomes for 2019, as described in more detail in this Compensation Discussion & Analysis.

Chief Executive Officer Transition

On December 30, 2019, Mr. Saltiel terminated his position as President and Chief Executive Officer with the Company and the Board appointed Mr. Dodson to serve as Interim Chief Executive Officer while the Board conducted an executive search for the new President and Chief Executive Officer. Mr. Saltiel entered into a separation agreement in connection with his termination and Mr. Dodson entered into an amendment to his employment agreement in connection with being named as Interim CEO. In connection with his departure, Mr. Saltiel forfeited 767,438 RSUs and received no annual cash incentive compensation for the period of 2019 that he served as the Company’s CEO.

In an effort to retain key management in place during and through the close of the Restructuring, on November 18, 2019 the Board granted a retention award to Mr. Coale in the amount of $60,000, 50% of which was paid on December 13, 2019 and the other 50% of which will vest on June 1, 2020. In the event Mr. Coale resigns his employment prior to June 1, 2019, the amount paid on December 13, 2019 is subject to clawback by the Company.

Executive Compensation Philosophy and Objectives
The core principle of our executive compensation philosophy is to pay for performance in ways that we believe will motivate our executives to develop and execute strategies that deliver performance improvements and create shareholder value over the short and long term. Accordingly, our compensation philosophy has historically been to heavily weight executive compensation toward “at-risk” and performance-based compensation in order to align the interests of our executive officers with our stockholders and ensure progress towards the successful attainment of our vision, values and business objectives. The primary objectives of our compensation program are to attract and retain the talent we need to successfully manage the Company, reward exceptional organizational and individual performance improvements, and accomplish these objectives at a reasonable total cost in relation to performance and market conditions.

We believe that our executive compensation program fairly and appropriately compensates our executive officers. We have three principal elements of total direct compensation: base salary, annual incentive compensation and long-term incentive compensation. These elements provide our Compensation Committee with a platform to reinforce our pay-for-performance and “at-risk” compensation philosophy while addressing our business needs and goals with appropriate flexibility. For example, in early 2019, during lower for longer than expected oil prices, executive turnover and extreme market volatility, in the interest of retaining our Named Executive Officers who we believe have the unique capabilities and experience to enable the Company to achieve our financial and operational goals, along with other corporate objectives, we increased our time-based long-term incentive compensation for our Named Executive Officers.

We want our executives to be motivated to achieve Key's short-term and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial and operational targets, we also believe that a portion of an executive’s compensation should be awarded in components that provide a degree of financial certainty and stability, due to the volatility and cyclicality inherent in our industry and the impact of oil and gas commodity prices on our business.

We have worked extensively and deliberately to develop a thoughtful, fair, and effective compensation program for our Named Executive Officers that is designed and operated to incentivize our executives to engage in business activities that support the value of Key and its stockholders. In an effort to achieve these goals in support of long-term, sustainable growth, we have implemented the best practices described in the chart below:

What we do		What we don’t do
✓	Grant short and long-term incentive awards that are performance-based or “at-risk”	✗	No single-trigger change of control vesting
✓	Equity awards for executive officers subject to three-year vesting periods	✗	No excessive perquisites
✓	Policy prohibiting hedging and pledging transactions and short sales by executives	✗	No payment of dividends on unvested restricted stock units
✓	Compensation Committee engages an Independent Compensation Consultant	✗	No “golden parachute” excise tax gross-ups for severance or change of control payments
✓	Stock ownership guidelines for non-employee directors and executives	✗	No fixed-term employment agreements
✓	Annual compensation risk assessment
✓	All incentive-compensation is subject to a clawback policy

How We Make Compensation Decisions

Role of the Compensation Committee

The Compensation Committee has the responsibility to review and approve the compensation policies, programs, and plans for our executive officers (including the Named Executive Officers) and non-employee directors. The Compensation Committee’s responsibilities include administering the 2019 ECIP, which provides for the grant of cash and equity-based awards. The Compensation Committee also reviews the Compensation Discussion and Analysis section of our annual report or annual proxy statement and produces the Compensation Committee Report with respect to our executive compensation disclosures for inclusion in our annual report or annual proxy statement. In addition, the Compensation Committee regularly reviews current best compensation and governance practices to ensure that our executive compensation program is consistent with recent developments and market practice. The Compensation Committee, in overseeing the compensation of our directors and executive officers, employs several analytic tools and considers information from multiple resources. Subject in certain circumstances to Board approval, the Compensation Committee has the sole authority to make final decisions with respect to our executive compensation program, and the Compensation Committee is under no obligation to utilize the input of other parties. For more detailed information regarding the Compensation Committee, please refer to the Compensation Committee Charter, which is posted on the Corporate Governance section of the Company’s website at www.keyenergy.com.

Determining Compensation Levels

As discussed above, the Compensation Committee has the overall responsibility for establishing the elements, terms and target value of compensation paid or delivered to our Named Executive Officers. The Compensation Committee strives to develop a competitive, but not excessive, compensation program for our Named Executive Officers in order to recruit and retain the best possible talent in our industry. An important element of the Compensation Committee’s decision-making is compensation data produced by its independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), including direct data from our peer group (described below), other industry compensation surveys (including the 2018 U.S. Mercer Total Compensation Survey), and proprietary data developed by Meridian. In addition, the Compensation Committee considers information provided by our executive officers in designing and implementing our executive compensation program. This data assists the Compensation Committee in evaluating appropriate compensation levels for each Named Executive Officer in relation to market practice and in designing an effective executive compensation program for the Company. The roles of Meridian and our executive officers in the Compensation Committee’s decision-making process are described more fully below.

Role of Compensation Consultant in Compensation Decisions

During the second quarter of 2019, as in 2018, the Compensation Committee retained Meridian as its independent compensation consultant. Meridian provides advice to and works with the Compensation Committee in designing and implementing the structure and mechanics of the Company’s executive compensation regime as well as other matters related to officer and director compensation and corporate governance. For example, Meridian regularly updates the Compensation Committee on regulatory changes impacting executive compensation, proxy advisor policies, compensation-related risks, and industry compensation trends. In addition, Meridian provides the Compensation Committee with external context such as relevant market regarding non-employee director compensation practices. This information assists the Compensation Committee in making executive officer and director compensation decisions based on market pay levels and best practices.

Meridian reports directly and exclusively to the Compensation Committee and does not provide any other services to management, the Company or its affiliates. Meridian does not make compensation-related decisions for the Compensation Committee or otherwise with respect to the Company, and, while the Compensation Committee generally reviews and considers information and recommendations provided by Meridian, the Compensation Committee has the final authority to make compensation-related decisions. The Compensation Committee has the discretion to allow Meridian to work directly with management in preparing or reviewing materials for the Compensation Committee’s consideration. During 2019, and after taking into consideration the factors listed in Section 303A.05(c)(iv) of the NYSE Listed Company Manual, the Compensation Committee concluded that neither it nor the Company has any conflicts of interest with Meridian, and that Meridian is independent from management. Other than Meridian, no other compensation consultants provided services to the Compensation Committee

Role of Executive Officers in Compensation Decisions

In determining the compensation of our Chief Executive Officer, the Compensation Committee considers the information and advice provided by its compensation consultant, and other factors, which may include, our corporate goals, historic and projected performance, the current economic and commodities environment, and other relevant factors. With respect to the compensation of the Named Executive Officers other than our Chief Executive Officer, the Compensation Committee also considers the recommendations of our Chief Executive Officer. Additionally, in light of the Named Executive Officers’ integral role in establishing and executing the Company’s overall operational and financial objectives, the Compensation Committee requests that the Named Executive Officers provide recommendations on the appropriate goals for the qualitative and quantitative performance metrics used in our short-term cash incentive program. As discussed above, the Compensation Committee retains sole discretion to make final compensation determinations, and the Compensation Committee may accept, modify or reject any recommendations or observations made by our Named Executive Officers. In addition, the Compensation Committee may invite any Named Executive Officer to attend Compensation Committee meetings to report on the Company’s progress with respect to the annual quantitative and qualitative performance metrics, but any such officer is excluded from any decisions or discussions regarding his or her individual compensation.

The Compensation Committee, with input from Meridian, determined in November 2019 that the peer group of the Company to be used for compensation comparisons did not need to be updated as it properly reflects our operational focus, market capitalization, revenues and enterprise value and the expectation of continued consolidation and volatility in the energy industry. Accordingly, our peer group for 2019 continued to be comprised of the following:

Basic Energy Services, Inc. Forbes Energy Services, Inc.	Mammoth Energy Services, Inc. Pioneer Energy Services, Corp.
C&J Energy Services, Inc. Newpark Resources, Inc. Quintana Energy Services, Inc. Superior Energy Services, Inc. Ranger Energy Services, Inc.	Nuverra Environmental Solutions, Inc. NCS Multistage Holdings, Inc. TETRA Technologies, Inc. Select Energy Services, Inc. Nine Energy Services, Inc.

As described above, compensation data from the above peer group was considered by the Compensation Committee when making decisions regarding the 2019 compensation paid to our Named Executive Officers.

Elements of Compensation; 2019 Compensation Decisions

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

Base Salary

Base salary is an integral component of our compensation and a crucial aspect of retaining top executive talent. Each Named Executive Officer’s base salary is a fixed component of compensation each year for performing specific job duties and functions. This provides a level of financial certainty and stability in an industry with historic volatility and cyclicality. The base salaries are designed to reflect the experience, education, responsibilities and contribution of the individual executive officers. Base salary is an integral component of our compensation and a crucial aspect of retaining top executive talent. The Compensation Committee sets our Chief Executive Officer’s base salary and works together with our Chief Executive Officer to determine what adjustments, if any, should be made to the base salaries of our other Named Executive Officers. With the exception of base salary increases in connection with promotions, the Compensation Committee generally evaluates whether to increase the base salaries of our Named Executive Officers in June of each year. The base salary rates for the Named Executive Officers are modified based upon consideration of factors that the Compensation Committee deems relevant, including but not limited to: (i) any increase or decrease in the executive’s responsibilities; (ii) the executive’s experience; (iii) the executive’s job performance; and (iv) the level of compensation paid to executives in similar roles of other companies with which we compete for executive talent, as estimated based on data provided by Meridian, publicly available information, and the experience of the members of the Compensation Committee.

The following table sets forth the changes, if any, to our Named Executive Officers’ 2019 base salaries as compared to their 2018 base salaries. The 2019 base salary increases for Mr. Dodson, Ms. Hargis and Mr. Saltiel were effective December 30, 2019, May 1, 2019 and January 1, 2019, respectively:

	2019 Base Salaries	2018 Base Salaries
Name
Robert Saltiel (1)(3)	$800,000	$750,000
J. Marshall Dodson (2)	$575,000	$425,000
Katherine I. Hargis (4)	$375,000	$310,000
Scott P. Miller (3)	$310,000	$310,000
Louis Coale	$240,000	$240,000

(1)	Mr. Saltiel’s base salary was increased from $750,000 to $800,000 effective January 1, 2019 pursuant to the terms of his Employment Agreement.

(2)
Mr. Dodson’s base salary was increased from $425,000 to $575,000 effective December 30, 2019 in connection with his promotion to Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer & Treasurer.

(3)	Messrs. Saltiel and Miller each terminated employment with the Company during 2019, effective as of December 30, 2019 and April 1, 2019, respectively.

(4)	Ms. Hargis’ base salary was increased from $310,000 to $375,000 effective May 1, 2019 in order to align her more closely with market levels.

    The total base salary paid to each of our Named Executive Officers for services provided during 2019 is reported in the “Salary” column of the “2019 Summary Compensation Table” below.

Incentive Compensation

Annual Cash Incentive; 2019 Annual Incentive Plan

Each year, the annual cash bonus incentive is designed to pay for performance and align the interests of our executives with stockholder interests. The cash bonus incentive plan provides variable cash compensation earned only when established performance goals are achieved. It is designed to reward plan participants, including our Named Executive Officers, who have achieved certain individual corporate and executive performance objectives and have contributed to the achievement of certain objectives of Key.

In January 2019, the Compensation Committee approved a performance-based cash bonus plan for 2019, the 2019 Annual Incentive Plan (the “2019 AIP”), pursuant to which the Named Executive Officers were eligible to receive cash bonuses based on the achievement of certain performance metrics, subject to their continued employment with the Company through payout of the 2019 AIP in 2020. The 2019 AIP was promulgated under the successor to the 2019 ECIP. Individual target bonuses under the 2019 AIP were based on a percentage of each eligible employee’s base salary. Performance metrics under the 2019 AIP consisted of (i) adjusted earnings before interest expense, taxes, depreciation and amortization (“Adjusted EBITDA,” weighted 60%), (ii) safety performance (weighted 20%) and (iii) individual performance (weighted 20%), as described in more detail below. For all Named Executive Officers, the 2019 AIP consists of four quarterly measurement periods from January 1, 2019 to December 31, 2019 (the “Performance Periods”), collectively equal to 100% of an individual’s bonus opportunity. The 2019 AIP goals and related actual performance were as follows:

Adjusted EBITDA (weighted 60%). A portion of the financial target was based on Adjusted EBITDA, which is a non-GAAP financial measure defined as total revenue, less operating expenses (excluding depreciation and amortization), adjusted for non-recurring and non-cash charges as disclosed in public reporting documents. (For a reconciliation of net loss as presented in accordance with United States generally accepted accounting principles (“GAAP”) to Adjusted EBITDA as required under Regulation G of the Securities Exchange Act of 1934 see the Company’s press release dated November 7, 2019 filed as Exhibit 99.1 on the Company’s Form 8-K dated November 7, 2019) Payout of the Adjusted EBITDA portion of the cash bonus could range between 0% and 150% of the applicable target. The Adjusted EBITDA goals are set quarterly by the compensation committee. In the event the Adjusted EBITDA target is less than $5 million for a quarter, it is not eligible to be paid at more than 100% of target.

Level	Threshold	Target	Maximum	Q1 2019 Achievement
Adj. EBITDA	$0.6 million	$1.0 million	$1.0 million (1)	$0.898 million
Potential Payout	60% of target	100% of target	150% of target	89% of target
Level	Threshold	Target	Maximum	Q2 2019 Achievement
Adj. EBITDA	$2.8 million	$4.6 million	$4.6 million	$1.6 million
Potential Payout	60% of target	100% of target	150% of target	35% of target
Level	Threshold	Target	Maximum	Q3 2019 Achievement
Adj. EBITDA	$2.2 million	$3.7 million	$3.7 million	$(3.6) million
Potential Payout	60% of target	100% of target	150% of target	0% of target
Level	Threshold	Target	Maximum	Q4 2019 Achievement
Adj. EBITDA	$0 million	$0 million	$0 million	$0 million
Potential Payout	60% of target	100% of target	150% of target	0% of target
(1) Pursuant to the 2019 AIP, Targets set for less than $5 million were not eligible for the maximum payout at 150%
There is no payout for the Adjusted EBITDA component upon achievement below threshold. The Adjusted EBITDA results for the First Quarter Performance Period were $898,000, which exceeded the threshold payout but was under the target payout. The Adjusted EBITDA thresholds for the second, third and fourth quarter performance periods were not achieved resulting in 0% payout. Therefore, the Company attained 20% of the Adjusted EBITDA target for the full year period.
Safety (weighted 20%). Positive safety results are critical in this industry to ensure the safety of our people. This goal represents the improvement required by the Company in the safety performance index made up of the Occupational Safety and Health Administration, or OSHA, total recordable incident rate (“TRIR”). TRIR is measured on an annual performance period beginning January 1, 2019 and ending December 31, 2019. Achievement of greater than a 2.0 annual TRIR results in payment at 0% of target, achievement of an annual TRIR between 1.75 and 2.0 results in payment at 50% of target, achievement of between 1.75 and 1.5 TRIR results in payment at 100% of target and a TRIR of less than 1.5 % is eligible for payment at 150% of target. The annual TRIR attained for 2019 was 1.48 which exceeded the maximum target. However, the Compensation Committee exercised its discretion to reduce the actual payout of the safety component and awarded 100% target of bonus with respect to the safety component of target in consideration of the Restructuring.
Individual (weighted 20%). Individual performance was measured on annual basis using the performance period of January 1, 2019, to December 31, 2019. The compensation committee used the Adjusted EBITDA target as a starting point for this metric, but is granted discretion to alter the actual payout amount based on several factors, including but not limited to (i) individual performance, (ii) attrition improvement, (iii) pricing improvement, (iv) success of strategic initiatives, (v) cost efficiencies and (vi) market factors. In light of the Restructuring, the compensation committee exercised negative discretion and awarded 0% for the Individual Performance Component.
The final payout percentage earned for the Performance Period was 32.0%.

Metric	Weighting	Percent Earned	Weighted Payout
Adjusted EBITDA	60% at target	20% of target goal (1)	12% of target
Safety	20% at target	100% of target goal	20% of target
Individual	20% at target	0% of target goal	0% of target
Total Payout			32.0% of target
.
(1) The Company attained 89% of its target goal for Adjusted EBITDA for Q1 and 0% for Q2, Q3 and Q4.

With the exception of Messrs. Saltiel and Miller, the final payout percentage of 32.0%, as determined above, was then multiplied by (i) each Named Executive Officer’s target bonus opportunity of the Named Executive Officer and (ii) such Named Executive Officer’s base salary in effect as of December 29, 2019, in order to calculate the total bonus payable to each Named Executive Officer. Messrs. Saltiel and Miller did not receive an annual incentive bonus as they were not employed by the Company at the time of payment.
The annual bonus amounts paid to the Named Executive Officers for the 2019 fiscal year under the 2019 AIP are outlined in the chart below and are reported in the “2019 Summary Compensation Table” in the “Non-Equity Incentive Plan Compensation” column:

Name	Base Salary as of 12/29/19 ($) (1)		Target Bonus as % of Base Salary		Percentage of Payout		Actual 2019 Bonus Award
J. Marshall Dodson	$425,000	X	80%	X	32.0%	=	$108,800
Katherine I. Hargis	$375,000	X	80%	X	32.0%	=	$96,000
Louis Coale	$240,000	X	50%	X	32.2%	=	$38,400
Robert J. Saltiel	N/A	X	125%	X	N/A	=	$0
Scott Miller	N/A	X	80%	X	N/A	=	$0
(1) For purposes of calculating the 2019 AIP Payouts, the Board used Mr. Dodson’s base salary as of December 29, 2019.

Long-Term Incentive Compensation

2019 Equity Award Grants

The purpose of our long-term incentive compensation is to align the interests of our executives with those of our stockholders and to retain our executives and other eligible employees over the long term. We want our executives to be focused on increasing stockholder value, and we used the 2019 ECIP as the long-term vehicle to encourage and establish this focus.

In addition to the award of annual long-term incentive compensation in accordance with our pay-for-performance philosophy, the Compensation Committee may elect to grant equity-based awards under the 2019 ECIP to Named Executive Officers in connection with such employee’s initial hire, promotion and other events.

As mentioned above, due to the current industry environment and recent leadership transitions, the recent rapid decline in the value of our stock, made awarding long-term incentive compensation in 2019 challenging. In an effort to control dilution levels as a result of the decline in our stock price at the time of grant, and based on the belief that there is significant upside value in our stock, the Compensation Committee elected to grant annual 2019 long-term incentive (“LTI”) awards at values that are significantly lower than typical targeted LTI values for our NEOs, and to award a portion of our 2019 LTI awards in equity and a portion in cash. The reduced award values were determined by first, subtracting the amount of the 2019 LTI award that was to be paid in cash to each executive from such executive’s original LTI target, as set by the Compensation Committee, and then second, dividing the remaining target LTI award value for each executive by an imputed $6.00 stock price, which approximates the 5-month average closing trading price of our stock as of the grant date. This resulted in fewer shares being granted than would have been granted using the closing stock price of $2.19 on the grant date, February 4, 2019 (the “Award Date”), and a total LTI award to each executive lower than target.

Target and Actual 2019 LTI Awards

The following table presents information on the 2019 LTI awards paid or our Named Executive Officers as compared to each Named Executive Officer’s target award.

Name	Grant Date	Target LTI Value $	2019 LTI Cash Award	2019 LTI Equity Grant (# of RSUs)(1)	Value of 2019 LTI Equity Grant, based on the closing stock price as of Feb 4, 2019 of $2.19	2019 Grant Date LTI Total Value
Robert J. Saltiel	2/4/2019	$ 3,500,000	$1,000,000	12,000	$ 1,314,000	$2,314,000
J. Marshall Dodson	2/4/2019	$ 1,000,000	$150,000	2,833	$ 310,251	$460,251
Scott P. Miller	2/4/2019	$ 500,000	$150,000	1,167	$ 127,749	$277,749
Katherine I. Hargis	2/4/2019	$ 500,000	$150,000	1,167	$ 127,749	$277,749
Louis Coale	2/4/2019	$ 250,000	$75,000	583	$ 63,876	$138,876

1.
The number of RSUs set forth in this column is the number of RSUs subject to each grant after giving effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring.

Due to the significantly reduced 2019 LTIP payment values, the Compensation Committee determined it was appropriate to only grant time-based awards for this grant cycle. The Compensation Committee intends to re-evaluate its LTI program strategy for 2020 based on industry and market conditions present at that time.

The time-vesting restricted stock units (“RSUs”) granted as the equity component of the 2019 LTI will vest in equal installments on the first three anniversaries of the Award Date and the cash component of the long-term incentive award (“Cash LTI Award”) will vest 40% on the first anniversary of the Award Date and 60% on the second anniversary of the Award Date.

The RSU grants to Messrs. Dodson and Miller and Ms. Hargis were contingent upon stockholder approval of the 2019 ECIP at the Company’s 2019 annual meeting of the stockholders, which occurred on May 1, 2019. Mr. Coale’s award was granted under the predecessor plan to the 2019 ECIP, the 2016 Equity and Cash Incentive Plan.

Other Components of Total Compensation

The total compensation program for our Named Executive Officers also consists of the following components:

•	retirement, health and welfare benefits;

•	limited perquisites; and

•	certain post-termination payments.
Retirement, Health and Welfare Benefits

We offer a 401(k) savings plan and health and welfare programs to all eligible employees. Under the terms of their employment agreements, the Named Executive Officers are eligible to participate in the same broad-based benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability. For additional information about employment agreements of our Named Executive Officers, see “Compensation of Executive Officers-Employment Agreements” below.

Under the 401(k) plan, eligible employees may elect to contribute up to 100% of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, and the regulations promulgated there under (collectively, the “Code”). Amounts contributed under the 401(k) plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. Effective as of January 1, 2019, the Company implemented a 100% company matching contribution on the first 4% of eligible compensation contributed by an employee, subject to a cap of $19,500 or $26,000 if the employee is over the age of 50. For the year ended December 31, 2019, we made employer matching contributions to the 401(k) plan in the amount of $4,499,052.43.

Limited Perquisites

We provide our Named Executive Officers with the opportunity to receive certain perquisites that we believe are reasonable and consistent with the practices of our peer group, such as payment for eligible covered out-of-pocket medical and dental expenses not otherwise covered by insurance under certain circumstances. These reimbursements are made under the terms of, and subject to the limitations set forth in, our Executive Health Reimbursement Plan. These programs are intended to promote the health and financial security of our executives. The programs are provided at competitive market levels to attract, retain and reward superior executives in key positions. Perquisites did not constitute a material portion of the compensation to the Named Executive Officers for 2019. The value of these benefits for Named Executive Officers in 2019 is reflected under “All Other Compensation” column of the “2019 Summary Compensation Table” below.

Employment Agreements

We believe that it is appropriate to formally document the employment relationships that we have with certain executive officers of the Company, and we have entered into employment agreements with Mr. Dodson and Ms. Hargis and a Change of Control Agreement with Mr. Coale, each of which offers specified severance payments and other benefits following certain terminations of the applicable executive officer’s employment, as described below. Prior to his termination of employment at the end of 2019, the Company was also party to an employment agreement with Mr. Saltiel. Mr. Saltiel’s employment agreement provided for a base salary of at least $800,000 for fiscal years following 2018, a target annual incentive bonus opportunity of at least 100% of base salary, a target annual long-term incentive opportunity of at least $3,500,000 for 2019 and $3,750,000 for 2020 and the years that follow, and a special sign on RSU equity award with a grant date fair value of $2,000,000. Mr. Saltiel’s employment agreement also provided for certain specified severance payments and benefits following certain terminations of employment; however, Mr. Saltiel waived his right to receive these payments in connection with his departure in exchange for the payment of a $2,500,000 lump sum cash severance payment pursuant to his Separation and Release Agreement with the Company, as described further in “Potential Payments Upon Terminations or Change of Control.” The Company believes that offering severance benefits is important in attracting and retaining key executive talent, encourages the retention of executive officers during the pendency of a potential change of control transaction or other organizational changes within the Company and otherwise generally protects the Company’s interest.

The employment arrangements in place with Mr. Dodson and Ms. Hargis provide for severance compensation if the executive’s employment is terminated by Key without “cause” or by the executive for “good reason” (each as defined in the applicable employment agreement), including additional severance upon such termination scenarios during the one-year period following a change of control of Key. Mr. Coale’s Change of Control Agreement provides for severance compensation if his employment is terminated by Key without “cause” or by Mr. Coale due to a “change in circumstances” (each, as defined in Mr. Coale’s Change of Control Agreement) during the one-year period following a change of control. These change of control benefits are structured as “double trigger” benefits such that benefits are paid only if the executive’s employment of is terminated during a specified period after a change of control. We believe a “double trigger” benefit maximizes stockholder value because it prevents an unintended windfall to executives in the event of a change of control where executives retain their positions and compensation is not reduced, while still providing appropriate incentives to cooperate in negotiating any change of control. In addition, these agreements avoid distractions involving executive management regarding their own continued employment that arise when the Board is considering possible strategic transactions involving a change of control, ensuring continuity of executive management during negotiations and objective input from executives to the Board when it is considering any strategic transaction. For additional information concerning severance and change of control benefits contained in the employment agreements of our Named Executive Officers, see “Compensation of Executive Officers-Payments Upon Termination or Change of Control” below.

Tax and Accounting Considerations

We account for equity-based compensation in accordance with the requirements of FASB ASC Topic 718, “Stock Compensation.” The tax and accounting consequences of utilizing various forms of compensation are considered by the Compensation Committee when adopting new or modifying existing compensation.

Risk Assessment and Mitigation

The Compensation Committee has reviewed our executive and non-executive compensation programs and believes that they do not encourage excessive or unnecessary risk-taking. In designing and implementing our award structure, we and the Compensation Committee worked closely with Meridian to mitigate any risks and to minimize the creation of imprudent incentives for our executives. We do not believe that our performance-based compensation encourages unnecessary risks because the executive pay mix is sufficiently diversified over several performance metrics as well as over short-term and long-term compensation. Our compensation program structure and policy includes the following features to prevent and safeguard against excessive risk-taking:

✓
Payments under our short-term cash incentive program are based upon the Compensation Committee’s certification and review of a variety of performance metrics, thereby diversifying the risk associated with any single performance indicator;

✓
Our long-term equity compensation rewards have performance or time-based vesting periods of at least three years for executives, which encourages executives to focus on sustaining the performance of the Company and its stock price;

✓	We pay compensation that is competitive with the market and our industry peers, while not being excessive;
✓
Our compensation mix is balanced among fixed and variable components, annual and long-term compensation, and cash and equity and includes multiple performance metrics intended to create rewards based on our Company’s and our executives’ long-term performance;

✓	Our incentive compensation plans cap the maximum payout and implement design features that do not encourage excessive risk-taking;
✓	Our Compensation Committee has an appropriate level of discretion, including the ability to reduce payments under the short-term cash incentive program;
✓	Our Compensation Committee adopted a clawback policy and stock ownership guidelines, which provide additional levels of accountability for decision-making;
✓	Our insider trading policy contains a general anti-hedging and anti-pledging policy for all insiders; and
✓
We do not have any agreements that provide for payments solely upon the occurrence of a change in control (except for performance-based equity awards, which vest based on the actual achievement of the applicable performance conditions through the date immediately prior to the change of control).

We believe that our executive compensation program provides our executive officers with appropriate rewards for sustained performance, without giving unnecessary weight to any one factor or type of compensation and avoids excessive risk. Our compensation structure is designed to encourage sustained performance over a long-term period. Based on the foregoing, the Compensation Committee has concluded that the risks arising from our compensation policies and programs are not reasonably likely to have a material adverse effect on us.

Recoupment of Compensation

Upon the recommendation of the Compensation Committee, in 2018, the Board adopted a clawback policy that allows for the recoupment of cash- and equity-based incentive-based compensation, at the sole discretion of our Board of Directors or Compensation Committee, in the event of a financial restatement that resulted in excess compensation being paid to current or former executive officers within a twenty-four month period preceding the date on which the Company is required to prepare the financial restatement. This clawback policy can be found in the Corporate Governance section of the Company’s website at www.keyenergy.com.

Insider Trading Policy; Anti-Hedging and Anti-Pledging

We maintain an insider trading policy that prohibits insiders from trading shares of our Common Stock when in possession of material non-public information. The policy also prohibits the pledging and hedging of our shares, including transactions involving short-sales, margin accounts and derivative securities.

Stock Ownership Guidelines

Upon the recommendation of the Compensation Committee, in 2018, the Board adopted stock ownership guidelines for our non-employee directors and executive officers, including our Named Executive Officers. The details of the stock ownership guidelines applicable to our executives (including our Named Executive Officers) are outlined below.

Title	Ownership Guidelines
Chief Executive Officer	Six times annual base salary
Direct Reports of the Chief Executive Officer	Three times annual base salary
Non-executive Board Member	Three times annual cash retainer

It is the responsibility of the non-employee directors and our executive officers to achieve and maintain compliance with this policy by the later of December 31, 2023 or at the end of five years of continuous service with the Company as an executive officer or member of the Board.

Compensation Committee Report

The compensation committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2019.

By the compensation committee of the Board of Directors of Key Energy Services, Inc.

H.H. “Tripp” Wommack, III
Harry F. Quarls
Jacob Kotzubei
Alan B. Menkes

Compensation of Executive Officers

2019 Summary Compensation Table
The following table contains information about the compensation that our NEOs earned for fiscal years 2019, 2018 and 2017 as applicable to their status as NEOs for each given year:

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-equity Incentive Plan Compensation ($)(3)		All Other Compensation ($)(4)		Total
J. Marshall Dodson Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer	2019 2018 2017	$ $ $	425,000 399,039 375,000	$ $ $	159,375 - 283,333	$ $ $	310,251 - 1,808,886	$ $ $	- - -	$ $ $	163,047 178,989 165,262	$ $ $	26,427 18,603 13,420	$ $ $	1,084,101 596,631 2,645,901
Katherine I. Hargis Senior Vice President, Chief Administrative Officer, General Counsel	2019 2018 2017	$ $ $	352,000 304,808 276,442	$ $ $	77,500 - 80,000	$ $ $	127,749 - 1,070,661	$ $ $	- - 109,002	$ $ $	150,247 130,557 132,210	$ $ $	12,568 1,341 594	$ $ $	720,064 436,706 1,668,909
Louis Coale Vice President & Controller	2019 2018	$ $	240,000 144,077	$ $	30,000 -	$ $	63,876 324,800	$ $	- -	$ $	65,523 60,170	$ $	8,174 644	$ $	407,573 529,521

Separated During 2019
Robert J. Saltiel Former Chief Executive Officer	2019 2018	$ $	800,000 269,615	$ $	- 273,288	$ $	1,314,000 3,255,008	$ $	- -	$ $	- -	$ $	2,513,298 484	$ $	4,627,298 3,788,395
Scott P. Miller Former Chief Administrative Officer	2019 2018 2017	$ $ $	104,923 291,827 275,000	$ $ $	- - 100,000	$ $ $	- - 840,260	$ $ $	- - -	$ $ $	- 130,557 121,192	$ $ $	4,061 1,191 486	$ $ $	108,984 423,575 1,336,938
_______________________

(1)
Amounts in this column for 2019 for Mr. Dodson and Ms. Hargis, represent payment on July 1, 2019 of 25% of the retention bonus granted to each of Mr. Dodson and Ms. Hargis on July 1, 2018, as discussed further in “Potential Payments Upon Termination or Change of Control” and for Mr. Coale, represent payment on December 13, 2019 of 50% of the retention bonus granted to Mr. Coale on November 18, 2019, as discussed further in “Potential Payments Upon Termination or Change of Control.” The amount in this column for 2018 consists of Mr. Saltiel’s pro-rata 2018 bonus paid pursuant to the terms of his Employment Agreement. Amounts in this column for 2017 consist of remaining payments made pursuant to cash retention awards granted on January 28, 2016 to Mr. Dodson, Ms. Hargis and Mr. Miller ($283,333, $80,000 and $100,000, respectively).

(2)
The amounts in these columns represent the aggregate grant date fair value dollar amounts with respect to RSUs, PSUs granted in 2017 and 2018 under the 2016 Cash and Equity Incentive Plan and, in 2019, under the 2019 Cash and equity Incentive Plan, as applicable, calculated on the respective grant date of each such award in accordance with FASB ASC Topic 718. For the 2019 awards, the assumptions made in the valuation of the expense amounts included in these columns are discussed in Note 16 in the notes to our consolidated financial statements, entitled “Share-Based Compensation,” which is included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See the section of our Compensation Discussion and Analysis above entitled “2019 Equity Award Grants” and the “2019 Grants of Plan-Based Awards” table below for additional information regarding these awards. For 2018, amounts for Mr. Coale in connection with his grant on July 1, 2018 of performance-based RSUs reflect performance at target, the probable outcome of the performance conditions underlying those awards as of the date of grant. If Mr. Coale’s performance-based RSUs had been valued at maximum performance the amount would have been $487,200. For 2017, amounts for each NEO include the value of Replacement Awards (granted

50% in the form of time-based RSUs vesting in three equal installments over a three-year period from the date of grant and 50% in the form of performance-based RSUs with a three-year performance period using an EBITDA performance metric) granted on December 31, 2017 in exchange for the forfeiture of all outstanding unvested equity awards, including time and performance-based options, performance-based RSUs and time-based RSUs. The value of the portion of the Replacement Awards granted in the form of performance-based RSUs reflects performance at target, the probable outcome of the performance conditions underlying those awards as of the date of grant. If the Replacement Awards granted in the form of performance-based RSUs had been valued at maximum performance, the awards for Mr. Dodson, Ms. Hargis and Mr. Miller would have been $2,713,328, $1,152,450 and $1,260,390, respectively.

(3)
The amounts shown in this column consist of annual bonus payments made to the Named Executive Officers under each of the 2019 AIP and the 2018 and 2017 annual cash bonus incentive plans. The 2019 AIP annual bonus payment made to each of Mr. Dodson, Ms. Hargis and Mr. Coale was $108,800, $96,000 and $38,400, respectively. In addition, the amounts shown for 2019 include a pro-rated amount of the Cash LTI Awards granted on February 4, 2019 to each of Mr. Dodson, Ms. Hargis and Mr. Coale ($150,000, $150,000 and $75,000, respectively) which is forfeitable only in the event of a termination for Cause. On February 4, 2020, 40% of the 2019 Cash LTI Awards vested and the remaining 60% of the 2019 Cash LTI Awards will vest on February 4, 2021.

(4) A breakdown of the amounts shown in this column for 2019 for each of the Named Executive Officers is set forth in the table below.
.

		Medical Expenses(b)		Savings Plan Contributions(d)
Name	Insurance(a)		Other(c)		Severance (e)	Total
J. Marshall Dodson	$1,320	$17,204	$270	$7,634	$—	$26,428
Katherine I. Hargis	$1,098	$—	$270	$11,200	$—	$12,568
Louis Coale	$922	$—	$414	$6,838	$—	$8,174
Robert J. Saltiel	$1,324	$—	$774	$11,200	$2,500,000	$2,513,298
Scott P. Miller	$293	$—	$48	$3,720	$—	$4,061

(a)
Includes premiums paid by the Company on behalf of the Named Executive Officers for life insurance, accidental death and disability or other insurance policy for which the officer (or his or her family) is the beneficiary.

(b)	Represents out-of-pocket medical expenses not covered by insurance that are reimbursed to the Named Executive Officers.

(c)	Includes amounts for imputed income with respect to life insurance and other benefits, including the Excess Group Life Policies.

(d)	Includes contributions by Key on behalf of the Named Executive Officers to our 401(k) Plan.

(e)
Represents $2,500,000 severance payable to Mr. Saltiel in connection with his departure, as discussed further in “Potential Payments Upon Termination or Change of Control” below. Mr. Miller did not receive any severance payments or benefits in connection with his departure.

2019 Grants of Plan-Based Awards

The following table presents information on plan-based awards made to the Named Executive Officers in fiscal 2019:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Target ($)	Maximum Awards ($)	Threshold (#)	Target (#)	Maximum #

J. Marshall Dodson	2/4/2019	$340,000	$442,000	—	—	—	2,833	—	—	$310,251
				—	—	—	—	—	—	—

Katherine I. Hargis	2/4/2019	$300,000	$390,000	—	—	—	1,167	—	—	$127,749
				—	—	—	—	—	—	—

Louis Coale	2/4/2019	$120,000	$156,000	—	—	—	583	—	—	$63,876
				—	—	—	—	—	—	—

Robert J. Saltiel	2/4/2019	N/A		—	—	—	12,000	—	—	$1,314,000
				—	—	—	—	—	—	—

Scott P. Miller	2/4/2019	N/A		—	—	—	1,167	—	—	$127,749
				—	—	—	—	—	—	—

_________________________

(1)
The amounts in these columns represent the potential annual value of the payout for each Named Executive Officer under the 2019 AIP if the target or maximum goals are satisfied. For a detailed description of the cash bonus incentive plan, see “Elements of Compensation; 2019 Compensation Decisions - Annual Cash Incentive; 2019 Incentive Plan” above. Amounts actually paid for the 2019 year are reflected in the “Non-Equity Incentive Plan Compensation” column of the “2019 Summary Compensation Table” above. Mr. Saltiel and Mr. Miller were not employed with the Company at the time of bonus payouts and as such were not eligible to receive bonus compensation.

(2)
The number of RSUs set forth in this column is the number of RSUs subject to each grant after giving effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring.

(3)	These amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options, time-based RSUs and performance-based RSUs held by the Named Executive Officers as of December 31, 2019:

		OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Performance Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(2)

J. Marshall Dodson	255	—	—	$967.50	12/15/26	3,343	$16,717	1,020	$5,101
	255	—	—	$2,399.50	12/20/26	—	—	—	—

Katherine I. Hargis	99	—	—	$967.50	12/15/26	1,383	$6,917	433	$2,167
	99	—	—	$2,399.50	12/20/26	—	—	—	—

Louis Coale	—	—	—	$—		717	$3,583	133	$667
	—	—	—	$—		—	—	—	—

Robert J. Saltiel (4)	—	—	—	$—		—	$—	—	$—
	—	—	—	$—		—	—	—	—

Scott P. Miller (4)	118	—	—	$967.50	12/15/26	—	$—	—	$—
	118	—	—	$2,399.50	12/20/26	—	—	—	—
_________________________

(1)
The number of options and the weighted average exercise price set forth in these columns are the number of shares subject to each grant or the weighted average exercise price after giving effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring.

(2)
The market price of stock awards is determined by multiplying the number of shares by the closing price of the stock on the last trading day of the year. The closing price quoted on the OTC on December 31, 2019 was $0.10.

(3)
Represents RSUs which vest in annual increments beginning on the one-year anniversary of the date of grant. The number of RSUs set forth in this column is the number of RSUs subject to each grant after giving effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring. Performance-based RSUs are shown assuming target performance. With respect to each NEO, the vesting applicable to each outstanding award as of December 31, 2019 (including performance-based RSUs, assuming target performance) is as follows:

Name	Number of Shares	Vesting Date
J. Marshall Dodson	944	February 4, 2020
	1,530	December 31, 2020
	944	February 4, 2021
	944	February 4, 2022
Katherine I. Hargis	389	February 4, 2020
	650	December 31, 2020
	389	February 4, 2021
	389	February 4, 2022
Louis Coale	194	February 4, 2020
	67	July 1, 2020
	194	February 4, 2021
	200	July 1, 2021
	194	February 4, 2022

(4)
All outstanding awards for Messrs. Saltiel and Miller were terminated as of their respective dates of termination. Accordingly, as of December 31, 2019, they did not have any outstanding equity awards.

2019 Stock Vested

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2019 for the Named Executive Officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
J. Marshall Dodson	—	—	510	$2,551
Katherine I. Hargis	—	—	217	$1,083
Louis P. Coale	—	—	67	$8,502
Separated during 2019
Robert J. Saltiel	—	—	1,674	$108,836
Scott P. Miller	—	—	—	$—
_________________________

(1)
Represents the number of shares of time-based RSUs that vested during 2019. The number of shares set forth in this column is the number of shares acquired upon vesting after giving effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 in connection with the Restructuring.

(2)
The value realized on vesting of restricted stock was calculated as the number of shares acquired on vesting (including shares withheld for tax withholding purposes) multiplied by the market value of our common stock on each respective vesting date. Market value is determined in accordance with the terms of the applicable incentive plan under which the restricted stock was granted, and, in the table above, was either (i) the closing price of our common stock on the NYSE or OTC Market for vesting dates that were trading days or (ii) using the average of the closing price of a share of Common Stock on the immediately preceding trading day and the opening price of a share of Common Stock on the immediately following trading day for vesting dates that were on a weekend or holidays.

Potential Payments Upon Termination or Change of Control

Key has entered into employment or change of control agreements with each Named Executive Officer that provide for certain payments upon a termination of employment, depending upon the circumstances of the Named Executive Officer’s separation from Key, as summarized below. Our rationale for maintaining certain severance and change in control benefits is described above in “Other Components of Total Compensation-Employment Agreements”. Each of the arrangements with our NEOs that was effective for the 2019 year is summarized below.

J. Marshall Dodson, Senior Vice President, Interim Chief Executive Officer, Chief Financial Officer and Treasurer

On March 25, 2013, the Company entered into an employment agreement with Mr. Dodson pursuant to which Mr. Dodson would serve as the Company’s Senior Vice President, Chief Financial Officer and Treasurer. The employment agreement provides for an initial two-year term expiring on the second anniversary of the effective date of the agreement. The term will be automatically renewed for an additional one-year period on that date (and on each subsequent anniversary of the effective date of the agreement) unless either party gives written notice of its intent not to extend the term. The agreement provides for an annual base salary of $350,000 that may be increased at the discretion of the Chief Executive Officer and the Compensation Committee and an annual incentive bonus opportunity based on the achievement of performance objectives established by the Compensation Committee. In January 2014, the Compensation Committee increased Mr. Dodson’s base salary to $375,000. In July, 2018 the Compensation Committee increased Mr. Dodson’s annual base salary to $425,000. Mr. Dodson is entitled to at least four weeks of vacation per year and to participate in the Company’s Executive Health Reimbursement Plan, Director and Officer Liability Insurance, voluntary annual physicals and other benefit plans on terms consistent with those applicable to the Company’s employees generally, including, without limitation, personal time off, group medical and dental, life, accident and disability insurance, retirement plans and supplemental and excess retirement benefits as the Company may from time-to-time provide to similarly situated employees. Pursuant to his employment agreement, Mr. Dodson agreed not to compete with Key or to solicit customers or employees of Key after the termination of his employment for a period of time equal to (i) that during which he receives severance compensation, (ii) three years following a termination of employment by the Company other than for Cause, based on non-renewal of the employment agreement or due to Disability or by Mr. Dodson for Good Reason, in each case, during the one-year period following a Change of Control (as defined in his agreement) or (iii) for a period of 12 months following a termination of employment by the Company for Cause or by Mr. Dodson other than for Good Reason.

If Mr. Dodson’s employment with the Company is terminated by the Company without Cause or by Mr. Dodson for Good Reason (as such terms are defined in the employment agreement), or due to non-renewal of the agreement by the Company, subject to Mr. Dodson’s delivery of a release of claims in favor of the Company, Mr. Dodson will be entitled to a severance benefit equal to (i) two times his base salary in effect on the termination date payable in twenty-four equal monthly installments, (ii) full vesting of all outstanding equity-based incentive awards, and (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Dodson and his dependents until the earlier of two years from the date of termination or the date on which he commences full-time employment with another employer. In the event Mr. Dodson terminates his employment for Good Reason or is terminated without Cause (including non-renewal of his agreement by the Company) within one year following a Change of Control (as such term is defined in his employment agreement), Mr. Dodson shall receive a severance benefit equal to (i) three times his base salary in effect on the termination date payable in twenty-four equal monthly installments plus three times his annual target cash bonus payable in a lump sum, (ii) full vesting of all equity-based incentive awards, and (iii) a lump sum payment in cash equal to the cost of COBRA premiums for continued medical insurance coverage for Mr. Dodson and his dependents for two years from the date of termination. If Mr. Dodson’s employment with the Company is terminated by reason of Disability (as defined in his employment agreement), Mr. Dodson shall receive a severance benefit equal to (i) 12 months’ base salary in effect on the termination date, payable in twelve equal monthly installments, reduced by the amount of any disability insurance proceeds actually paid to Mr. Dodson or for his benefit from the Company’s disability plans and programs during such time period, (ii) full vesting of all equity-based incentive awards, and (iii) the cost of COBRA premiums for continued medical insurance coverage for Mr. Dodson and his dependents until the earlier of two years from the date of termination or the date on which he commences full-time employment with another employer. If Mr. Dodson’s employment is terminated by reason of death, Mr. Dodson shall not receive any severance payments pursuant to his agreement; however, his spouse and his dependents shall be entitled to receive continued

group health, dental and vision coverage under the Company’s Welfare Plans and the Company shall pay all required COBRA premiums until the earlier of the second anniversary of his death or the date on which his spouse and his dependents receive replacement coverage that would have terminated their COBRA rights and all outstanding unvested equity awards vest in full.

On July 1, 2018, the Company entered into a retention bonus award agreement with Mr. Dodson providing for payment of a retention bonus (the “Retention Bonus”) in the amount of $637,500 with 25% of the bonus vesting July 1, 2019 and the remainder vesting July 1, 2020. In the event Mr. Dodson is terminated without Cause (as defined in the 2016 ECIP), any unvested portion of the Retention Bonus will vest in full.

On December 30, 2019, in connection with his appointment as Interim Chief Executive Officer, Mr. Dodson entered into a letter agreement with the Company increasing his base salary to $575,000 during his tenure as Interim Chief Executive Officer and providing that, in the event the Board appoints someone other than Mr. Dodson as Chief Executive Officer of the Company and Mr. Dodson elects to terminate his employment at that time, he may accelerate the payment of the Retention Bonus, with such Retention Bonus to be paid in a lump sum cash payment on the next regularly scheduled payroll date following the earlier of July 1, 2020 and the date that is 60 days following Mr. Dodson’s notice of termination.

Katherine I. Hargis, Senior Vice President, General Counsel & Secretary

On May 1, 2019, the Compensation Committee approved certain amendments to the terms of the employment agreement between the Company and Katherine Hargis, the Company’s Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary , dated as of December 4, 2017, and authorized the amendment and restatement of such employment agreement, The amendments to Ms. Hargis’ employment agreement included an increase in annual base salary from $310,000 to $375,000 and an increase in Ms. Hargis’ target annual long-term incentive compensation award from $500,000 to $650,000, with such amended target long-term incentive award amount to be effective as of the Company’s next annual long-term incentive grant cycle for fiscal year 2020.

The amendments to Ms. Hargis’ employment agreement also eliminated her right to a gross-up for any excise taxes incurred in connection with a “change in control” of the Company and provide for amended treatment upon a termination of Ms. Hargis’ employment under certain circumstances. In the event that Ms. Hargis’ employment is terminated by the Company without Cause or due to Non-Renewal, by Ms. Hargis for Good Reason, or due to Death or Disability (as such terms are defined in her employment agreement),subject to Ms. Hargis’ execution and delivery of a release of claims in favor of the Company in accordance with her employment agreement, Ms. Hargis will be eligible to receive (i) a lump sum severance payment equal to two times annual base salary in a lump sum on the thirtieth day following termination, (ii) reimbursement for up to 12 months of medical and dental coverage, and (iii) accelerated vesting of all outstanding and unvested equity awards, with the vesting of any performance-based awards determined by the Board (or a committee thereof). In addition, in the event that Ms. Hargis’ employment is terminated by the Company without Cause or by Ms. Hargis with Good Reason within one year following a Change in Control of the Company (as defined the employment agreement), Ms. Hargis will also be eligible to receive any unpaid prior year bonus and a pro-rata annual bonus for the year of termination (determined at target).

On July 1, 2018, the Company entered into a retention bonus award agreement with Ms. Hargis providing for payment of a retention bonus (the “Retention Bonus”) in the amount of $310,000 with 25% of the bonus vesting July 1, 2019 and the remainder vesting July 1, 2020. In the event Ms. Hargis is terminated without Cause (as defined in the 2016 ECIP), any unvested portion of the Retention Bonus will vest in full.

Louis Coale, Vice President and Controller

On May 7, 2019, the Company entered into a Change of Control Agreement with Mr. Coale. providing Mr. Coale with the following severance payments and benefits in the event that he experiences an Involuntary Termination within one year following the date of a Change of Control of the Company (as such terms are defined in Mr. Coale’s Change of Control Agreement: (i) an amount equal to one and one half (1.5) times Mr. Coale’s base salary payable in a cash lump sum, (ii) any unpaid bonus for completed performance periods, (iii) a pro-rata annual bonus for the year of termination (determined at target), and (iv) reimbursement for 12 months of COBRA coverage. Mr. Coale’s receipt of the severance payments and benefits described in the foregoing sentence are subject to Mr. Coale’s execution and delivery of a release of claims in favor of the Company in accordance with the terms of his Change of Control Agreement. Mr. Coale’s Change of Control Agreement includes non-competition and non-solicitation of customers and employees obligations for one year following termination.

On November 18, 2019, the Company entered into a retention agreement with Mr. Coale providing for payment of a retention bonus of $60,000, pursuant to which the Company paid $30,000 on December 13, 2019 and will pay $30,000 on June

1, 2020 if Mr. Coale is still employed with the Company on June 1, 2020. In the event Mr. Coale resigns his employment prior to June 1, 2019, the amount paid on December 13, 2019 is subject to clawback by the Company.

The following tables reflect the potential payments to which our Named Executive Officers (“NEOs”) would have been entitled upon termination of employment and/or a change in control event that occurred on December 31, 2019. The closing price of a share of our common stock on December 31, 2019, the last trading day of the year, was $0.10. The actual amounts to be paid out to executives upon termination can only be determined at the time of each NEO’s separation from Key.

Name	Non-Renewal (1)	For Cause or Voluntary Resignation (2)	Death (3)	Disability (4)	Without Cause or For Good Reason (5)	Change of Control (No Termination) (6)	Change of Control and Termination (7)
J. Marshall Dodson
Cash Severance	$1,150,000	$—	$—	$575,000	$1,150,000	$—	$3,105,000
RSU(9)	$21,818	$—	$21,818	$21,818	$21,818	$—	$21,818
Health & Welfare(10)	$62,697	$—	$80,955	$83,595	$62,697	$—	$83,595
Retention(11)	$478,125	$—	$478,125	$478,125	$478,125	$—	$478,125
LTI Cash Award(12)	$54,247	$—	$54,247	$54,247	$54,247	$—	$54,247
Pro Rata Bonus(13)	$—	$—	$—	$—	$—	$—	$—
Total Benefit	$1,766,887	$—	$635,145	$1,212,785	$1,766,887	$—	$3,742,785

Name	Non-Renewal (1)	For Cause or Voluntary Resignation (2)	Death (3)	Disability (4)	Without Cause or For Good Reason (5)	Change of Control (No Termination) (6)	Change of Control and Termination (7)
Katherine Hargis
Cash Severance(8)	$750,000	$—	$750,000	$750,000	$750,000	$—	$721,732
RSU(9)	$6,917	$—	$6,917	$6,917	$6,917	$—	$6,917
Health & Welfare(10)	$24,928	$—	$24,928	$24,928	$24,928	$—	$24,928
Retention(11)	$232,500	$—	$232,500	$232,500	$232,500	$—	$232,500
LTI Cash Award(12)	$54,247	$—	$54,247	$54,247	$54,247	$—	$54,247
Pro Rata Bonus(13)	$—	$—	$—	$—	$—	$—	$300,000
Total Benefit	$1,068,592	$—	$1,068,592	$1,068,592	$1,068,592	$—	$1,340,324

Name	Non-Renewal (1)	For Cause or Voluntary Resignation (2)	Death (3)	Disability (4)	Without Cause or For Good Reason (5)	Change of Control (No Termination) (6)	Change of Control and Termination (7)
Louis Coale
Cash Severance	$—	$—	$—	$—	$—	$—	$360,000
RSU(9)	$—	$—	$—	$—	$—	$—	$3,583
Health & Welfare(10)	$—	$—	$—	$—	$—	$—	$15,504
Retention(11)	$—	$—	$30,000	$30,000	$30,000	$—	$30,000
LTI Cash Award(12)	$—	$—	$27,123	$27,123	$27,123	$—	$27,123
Pro Rata Bonus(13)	$—	$—	$—	$—	$—	$—	$120,000
Total Benefit	$—	$—	$57,123	$57,123	$57,123	$—	$556,210

Name	Non-Renewal (1)	For Cause or Voluntary Resignation (2)	Death (3)	Disability (4)	Without Cause or For Good Reason (5)	Change of Control (No Termination) (6)	Change of Control and Termination (7)
Robert Saltiel(14)
Cash Severance	$—	$—	$—	$—	$2,500,000	$—	$—
RSU(9)	$—	$—	$—	$—	$—	$—	$—
Health & Welfare(10)	$—	$—	$—	$—	$—	$—	$—
Retention(11)	$—	$—	$—	$—	$—	$—	$—
LTI Cash Award(12)	$—	$—	$—	$—	$—	$—	$—
Pro Rata Bonus(13)	$—	$—	$—	$—	$—	$—	$—
Total Benefit	$—	$—	$—	$—	$2,500,000	$—	$—

Name	Non-Renewal (1)	For Cause or Voluntary Resignation (2)	Death (3)	Disability (4)	Without Cause or For Good Reason (5)	Change of Control (No Termination) (6)	Change of Control and Termination (7)
Scott Miller(14)
Cash Severance	$—	$—	$—	$—	$—	$—	$—
RSU(9)	$—	$—	$—	$—	$—	$—	$—
Health & Welfare(10)	$—	$—	$—	$—	$—	$—	$—
Retention(11)	$—	$—	$—	$—	$—	$—	$—
LTI Cash Award(12)	$—	$—	$—	$—	$—	$—	$—
Pro Rata Bonus(13)	$—	$—	$—	$—	$—	$—	$—
Total Benefit	$—	$—	$—	$—	$—	$—	$—

_________________________

(1)	Represents compensation payable if Key does not renew the NEO’s employment agreement after the initial term or an extension of the agreement.

2)	Represents compensation payable if Key terminates the NEO’s employment for “Cause” or the NEO otherwise resigns without “Good Reason” as defined in the respective employment agreements.

3)	Represents compensation due to the NEO’s estate upon his or her death.

4)	Represents compensation payable to the NEO upon termination following determination of NEO’s permanent disability.

5)	Represents compensation due to the NEO if terminated by Key without “Cause” or, if the NEO resigns for “Good Reason,” as each such term is defined in the respective employment and equity agreements.

6)	Represents payments due to the NEO in connection with a “Change of Control” (as defined in the respective employment agreements and equity agreements) in which the NEO is not terminated.

7)
Represents payments due to the NEO if the NEO is terminated without “Cause” or for “Good Reason”, or for Mr. Coale’s Change of Control Agreement, pursuant to an “Involuntary Termination,” in connection with a “Change of Control” (as such terms are defined in the respective employment agreements and equity agreements).

8)
It is of greater benefit to Ms. Hargis to have her change in control “Cash Severance” payments cutback to the Section 280G safe harbor in order to avoid paying the excise tax under this method. Accordingly, for purposes of this analysis, the value of Ms. Hargis’ “Cash Severance” shown above has been reduced by the applicable cutback as prescribed by her employment agreement

9)	Represents the value of RSUs determined by multiplying the number of awards vesting by $0.10, the closing price on December 31, 2019.

10)	Represents the value of health and welfare benefits at December 31, 2019 determined under each NEO’s employment or change of control agreement.

11)
Represents the benefit of a retention award for Mr. Dodson and Ms. Hargis pursuant to a Retention Bonus Award Agreement dated July 1, 2018, and a retention award for Mr. Coale pursuant to a Retention Bonus Award Agreement dated November 18, 2019.

12)	Represents the benefit of long term incentive cash for Messrs. Dodson and Coale and Ms. Hargis pursuant to a Long Term Incentive Cash Award dated February 4, 2019.

13)	Represents annual incentive bonus prorated for the number of full months employed during the performance period (including the date of employment termination).

14)
Messrs. Saltiel and Miller terminated employment with the Company on December 30, 2019 and April 1, 2019, respectively, and the amounts set forth in the table above represent the actual amounts paid in connection with each executive’s departure, if any, as permitted by SEC rules.

15)
Represents amounts paid under the Separation and Release Agreement entered into between the Company and Mr. Saltiel in connection with his termination of employment pursuant to which Mr. Saltiel was paid $2,500,000 in a lump sum cash payment subject to the execution of a release of claims in favor of the Company. This payment was made in lieu of, and in settlement and full satisfaction of, any other payments or benefits (including any severance payments or benefits) under Mr. Saltiel’s employment agreement or any other agreement between him and the Company or that may otherwise have been due in connection with Mr. Saltiel’s termination of employment.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Wommack, Quarls, Menkes and Kotzubei, all of whom are non-employee directors. None of the Compensation Committee members has served as an officer or employee of Key and none of Key’s executive officers has served as a member of a compensation committee or board of directors of any other entity that has an executive officer serving as a member of the Board.

2019 CEO Pay Ratio Calculations

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), and SEC regulations, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of J. Marshall Dodson, who is currently serving as our Interim CEO. Under SEC regulations, when a company has multiple CEOs during the last completed fiscal year, it may elect to look at the CEO serving on the date it selects to identify the median employee and annualize that CEO’s compensation. The Company selected December 31, 2019 as the date to identify the median employee for purposes of the CEO pay ratio calculation, notwithstanding that this date differs from the date of determination used for last year’s calculation, in order to align this year’s calculation with the compensation of our current Interim CEO. Accordingly, the Company elected to look at Mr. Dodson’s compensation on December 31, 2019, and annualized his compensation, as described further below.

For 2019, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our Company (other than our Interim CEO) was $77,594.

•	The total compensation of our CEO, on an annualized basis, would have been $1,272,501.

•	Based on this information, for 2019 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 16 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Interim CEO’s annualized, we took the following steps:

•
We determined that, as of December 31, 2019, our employee population consisted of approximately 1,961 individuals with all of these individuals located in the United States (as reported in Part I, Item 1 of this Form 10-K). This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.

•
We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2019. We do not widely distribute annual equity awards to our employees, therefore such awards were excluded from our compensation measure.

•
After we identified our median employee, we calculated the median employee’s annual total compensation using the same methodology that we used to determine our Interim CEO’s total compensation for the 2019 Summary Compensation Table, resulting in annual total compensation of $77,594. The difference between our median employee’s salary, wages and overtime pay and the employee’s annual total compensation represents the estimated value of such employee’s health care benefits (estimated for the employee and such employee’s eligible dependents at $294) for the 2019 year.

•
With respect to the annual total compensation of our Interim CEO, we used his annualized compensation of $1,272,501. We determined his annualized compensation by assuming (i) $575,000 full-year base salary, (ii) $147,200 full-year target annual bonus, calculated by applying Mr. Dodson’s annual bonus opportunity as Interim CEO, as a percentage of base salary, to his increased base salary as Interim CEO and further modifying to reflect actual performance for NEO awards under the 2019 AIP, (iii) $310,251 for the full-year 2019 LTIP equity awards he received in 2019 plus $54,247, which represents a pro-rated portion of his 2019 Cash LTI Award that is forfeitable only in the event of a termination for Cause, (iv) $159,375 representing 25% of the retention bonus granted to Mr. Dodson on July 1, 2018, as discussed further in “Potential Payments Upon Termination or Change of Control”, and (v) $26,428 for the full-year insurance premiums and other expenses described in footnote 4 to the “All Other Compensation” column of our “Summary Compensation Table” above.

Director Compensation

Pursuant to the compensation program for independent directors adopted by our Compensation Committee in connection with the Company’s reorganization, our independent directors received an annual fee equal to $125,000 in 2019. In addition, the independent directors also received an annual equity award of 20,833 shares, which, following the reverse stock split effective as of March 6, 2020 in connection with the Restructuring, equals a total of 417 shares (which for 2019 was granted in the form of RSUs), and are reimbursed for travel and other expenses directly associated with Key business. Additionally, the Lead Director receives a recurring annual retainer of an additional $20,000 per year for his service. All members of the Audit Committee, excluding the chair, receive an additional $10,000 per year for their service. All annual director fees are paid in quarterly installments.

The following table discloses the cash and equity awards earned, paid or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2019. As a director who was also an employee, Mr. Saltiel received no additional compensation for his service as a director. Mr. Dodson, who is currently serving as our Interim Chief Executive Officer, received no additional compensation for his service as a director during the fiscal year ended December 31, 2019.

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)
Name			Total ($)
C. Christopher Gaut(1)	$10,192	$--	$10,192
Scott D. Vogel(2)	$40,179	$23,128	$63,307
Sherman K. Edmiston III(2)	$135,000	$45,624	$180,624
H.H. Tripp Wommack, III(2)	$135,000	$45,624	$180,624
Steven H. Pruett(2)	$155,000	$45,624	$200,624
Paul T. Bader(2)(3)	$97,328	$64,582	$161,910
_________________________

(1)
Mr. Gaut resigned effective January 25, 2019, accordingly he did not receive a grant in 2019 and his director’s fees were paid in a pro-rated amount based on his service as a director during the first quarter of 2019.

(2)
The February 4, 2019 grant to directors was made pursuant to the 2016 ECIP and consisted of 20,833 shares, which, following the reverse stock split effective as of March 6, 2020 in connection with the Restructuring, equals a total of 417 shares of RSUs granted to each non-employee director that vested in four equal quarterly installments beginning March 31, 2019. The grant date fair values of the RSUs set forth in this column are based on the closing price per share of our common stock on February 4, 2019, the grant date ($2.19) and are calculated in accordance with FASB ASC Topic 718. Mr. Vogel resigned effective April 26, 2019, and accordingly his stock awards vested in a pro-rated amount based on his service as a director during the first two quarters of 2019. In addition, and as stated above, Mr. Pruett, who was appointed Lead Director on January 25, 2019 after Mr. Gaut’s resignation, received an additional annual retainer for his service as Lead Director in the amount of $20,000.

(3)
Mr. Bader was granted an award on May 10, 2019 which was made pursuant to the 2019 ECIP and consisted of 20,833 shares, which, following the reverse stock split effective as of March 6, 2020 in connection with the Restructuring, equals a total of 417 shares of RSUs that will vest in four equal quarterly installments beginning June 30, 2019. The grant date fair value of the RSUs set forth in this column is based on the closing price per share of our common stock on May 10, 2019, the grant date ($3.10) and is calculated in accordance with FASB ASC Topic 718.

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

The address for each person identified below is care of Key Energy Services, Inc., 1301 McKinney Street, Suite 1800, Houston, Texas 77010.

Throughout this Form 10-K, the individuals who served as our Principal Executive Officer and Principal Financial Officer during fiscal year 2019, and each of our other most highly compensated executive officers that are required to be in our executive compensation disclosures in fiscal year 2019 are referred to as the “Named Executive Officers” or “NEOs.”

Set forth below is certain information with respect to beneficial ownership of our common stock as of March 9, 2020 by each of our NEOs, each of our directors, as well as the directors and all executive officers as a group:

	Total Beneficial Ownership (1)(2)	Percent of Outstanding Shares (1)(2)
Name of Beneficial Owner
Non-Management Directors:
Harry F. Quarls	—	*
Sherman K. Edmiston, III	707	*
H.H. Tripp Wommack, III	688	*
Alan B. Menkes	—	*
Marcus C. Rowland	—	*
Jacob Kotzubei	—	*

Named Executive Officers:
J. Marshall Dodson (3)	5,115	*
Katherine I. Hargis (4)	2,166	*
Louis Coale (5)	783	*

Current Directors and NEOs as a group (14 Persons):	—	3.75%
*Less than 1%

(1)
Total beneficial ownership amounts give effect to the reverse stock split of the Company’s common stock effected on March 6, 2020 pursuant to which the Company’s total number of shares of common stock outstanding decreased from 20,659,654 to 413,258. An individual’s percentage ownership is based on 13,775,267 shares, which is comprised of the 413,258 shares outstanding immediately following the reverse stock split, plus the 13,367,009 shares issued to the Supporting Term Lenders pursuant to the RSA.

(2)
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

(3)	Includes 2,399 unvested restricted stock units.

(4)	Includes 994 unvested restricted stock units.

(5)	Includes 522 unvested restricted stock units.

The following table sets forth certain information regarding the beneficial ownership of Common Stock by each person, other than our directors or executive officers, who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent (1)
Goldman Sachs & Co. LLC(2)	4,731,473	34.4%
200 West Street
New York, NY 10282

BlueMountain Capital Management, LLC(3)	4,135,114	30.0%
280 Park Avenue, 12th Floor
New York, NY 10017

Black Rock, Inc.(4)	2,245,994	16.3%
55 East 22nd
New York, NY 10005

Soter Capital, LLC(5)	1,850,579	13.4%
360 North Crescent Drive, South Building
Beverly Hills, CA 90210

(1)
Percentage beneficially owned is based on 13,775,267 shares, which is comprised of the 413,258 shares outstanding immediately following the reverse stock split, plus the 13,367,009 shares issued to the Supporting Term Lenders pursuant to the RSA.

(2)
Number of shares beneficially owned is based solely on the information contained within the Stockholders Agreement dated as of March 6, 2020, filed as an exhibit to this Annual Report on Form 10-K. Goldman Sachs & Co. LLC, a Delaware limited liability company (“Goldman Sachs”) is a member of the New York Stock Exchange and other national exchanges and a wholly-owned subsidiary of The Goldman Sachs Group, Inc., a Delaware corporation (“GS Group”). GS Group is a public entity and its common stock is publicly traded on the NYSE. GS Group may be deemed to beneficially own the securities held by Goldman Sachs. GS Group disclaims beneficial ownership of such securities to the extent of its pecuniary interest therein. The mailing address for Goldman Sachs is 200 West Street, New York, NY 10282.

(3)
Number of shares beneficially owned is based solely on the information contained within the Stockholders Agreement dated as of March 6, 2020, filed as an exhibit to this Annual Report on Form 10-K, on behalf of each of (i) BlueMountain Capital Management, LLC, a Delaware limited liability company, (ii) BlueMountain GP Holdings, LLC, a Delaware limited liability company, (iii) BlueMountain Foinaven Master Fund L.P., a Cayman Islands exempted limited partnership, (iv) Blue Mountain Credit Alternatives Master Fund L.P., a Cayman Islands exempted limited partnership, (v) BlueMountain Guadalupe Peak Fund L.P., a Delaware limited partnership, (vi) BlueMountain Logan Opportunities Master Fund L.P., a Cayman Islands exempted limited partnership, (vii) BlueMountain Montenvers Master Fund SCA SICAV-SIF, an investment company with variable capital organized as a specialized investment fund in the form of a corporate partnership limited by shares under the laws of Luxembourg, (viii) BlueMountain Summit Trading L.P., a Delaware limited partnership, (ix) BlueMountain Timberline Ltd., a Cayman Islands exempted limited company, (x) BlueMountain Kicking Horse Fund L.P., a Cayman Islands exempted limited partnership, (xi) BlueMountain Foinaven GP, LLC, a Delaware limited liability company, (xii) Blue Mountain CA Master Fund GP, Ltd., a Cayman Islands exempted limited company, (xiii) BlueMountain Long/Short Credit GP, LLC, a Delaware limited liability company, (xiv) BlueMountain Logan Opportunities GP, LLC, a Delaware limited liability company, (xv) BlueMountain Montenvers GP S.à r.l., a private limited company incorporated under the laws of Luxembourg, (xvi) BlueMountain Summit Opportunities GP II, LLC, a Delaware limited liability company, (xvii) BlueMountain Kicking Horse Fund GP, LLC, a Delaware limited liability company and (xviii) Blue Mountain Credit GP, LLC, a Delaware limited liability company. The address of the foregoing entities is c/o BlueMountain Capital Management, LLC, 280 Park Avenue, 12th Floor, New York, NY 10017

(4)
Number of shares beneficially owned is based solely on the information contained within the Stockholders Agreement dated as of March 6, 2020, filed as an exhibit to this Annual Report on Form 10-K. The registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as managing directors (or in other capacities) of such entities, and/or the applicable investment committee members of such funds and accounts, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers and/or investment committee members expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers and/or investment committee members is either 55 East 52nd Street, New York, NY 10055 or 2951 28th Street, Suite 1000, Santa Monica, CA 90405

(5)
Number of shares beneficially owned is based solely on the information contained within the Stockholders Agreement dated as of March 6, 2020, filed as an exhibit to this Annual Report on Form 10-K, on behalf of each of: (i) Soter Capital, LLC, a Delaware limited liability company, (ii) Soter Capital Holdings, LLC, a Delaware limited liability company, (iii) PE Soter Holdings, LLC, a Delaware limited liability company, (iv) Platinum Equity Capital Soter Partners, L.P., a Delaware limited partnership, (v) Platinum Equity Partners III, LLC, a Delaware limited liability company, (vi) Platinum Equity Investment Holdings III, LLC, a Delaware limited liability company, (vii) Platinum Equity InvestCo, L.P., a Cayman Islands limited partnership, (viii) Platinum Equity Investment Holdings IC (Cayman), LLC, a Delaware limited liability company, (ix) Platinum InvestCo (Cayman), LLC, a Cayman Islands limited liability company (x) Platinum Equity Investment Holdings, LLC, a Delaware limited liability company, (xi) Platinum Equity Investment Holdings III Manager, LLC, a Delaware limited liability company, (xii) Platinum Equity, LLC, a Delaware limited liability company and (xiii) Tom Gores, an individual.

We have not made any independent determination as to the beneficial ownership of each stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

Delinquent Section 16(A) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% stockholders also are required by SEC rules to furnish Key with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished or available to us, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements for the fiscal year ended December 31, 2019. In making these statements, we have relied upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, and the written representations of our directors, executive officers and 10% stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior Term Loan Facility

Affiliates of each of Soter and the Contrarian Funds were term lenders under our Prior Term Loan Facility (both before and following the Restructuring, affiliates of Soter owned more than 5% of the outstanding shares of our common stock, and before the Restructuring affiliates of the Contrarian Funds owned more than 5% of the outstanding shares of our common stock). Affiliates of Soter held $XX million and affiliates of the Contrarian Funds held $1.25 million, respectively, of the outstanding principal amount of the Prior Term Loan Facility at the time of the Restructuring. During the year ended December 31, 2019, the borrowings under the Prior Term Loan Facility bore a weighted average interest rate of 13.11%.

Pursuant to the RSA and an exchange agreement entered into at the time of closing of the Restructuring, the Company exchanged approximately $241.9 million aggregate outstanding principal of term loans (together with accrued interest thereon) held by Supporting Term Lenders, including the affiliates of Soter, under the Prior Term Loan Facility into (i) 13,699,667 newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP) and (ii) $20 million of term loans under the New Term Loan Facility, each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility. Affiliates of the Contrarian Funds continued to hold their principal amount in a senior secured term loan tranche under the New Term Loan Facility.

New Term Loan Facility

Each of the Supporting Term Lenders is a lender under our New Term Loan Facility (following the Restructuring, each of the Supporting Term Lenders or its affiliates owns more than 5% of the outstanding shares of our common stock). The New Term Loan Facility includes a $50 million senior secured term loan, of which $30 million was funded with new cash proceeds provided by the Supporting Term Lenders and $20 million was issued in exchange for the existing term loans held by the Supporting Term Lenders. The New Term Loan Facility will mature 5.5 years after the closing date. Soter provided $7.5 million of the $30 million of new funding under the New Term Loan Facility and the Supporting Term Lenders provided the rest of such $30 million on a pro rata basis based on their holdings of existing term loans. Borrowings under the New Term Loan Facility bear interest at an annual rate equal to LIBOR plus 10.25%.

Stockholders Agreement

At the closing of the Restructuring, the Company and the Supporting Term Lenders entered into the Stockholders Agreement in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who held more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who held between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds. The Stockholders Agreement contains customary registration and information rights in favor of the Supporting Term Lenders and, in the event the Company does not file reports with the SEC, customary tag-along, drag-along and preemptive rights.

Corporate Advisory Services Agreement

On December 15, 2016, the Company entered into a corporate advisory services agreement (the “CASA”) with Platinum, an affiliate of Soter. Pursuant to the CASA, Platinum provided certain business advisory services to Key in consideration for an advisory fee of $2.75 million per year (subject to certain limitations and adjustments). In addition, Key reimbursed Platinum for ordinary course, reasonable and documented out-of-pocket expenses of up to an aggregate amount of $375,000, on an annual basis, subject to certain limitations. The CASA expired by its terms on December 31, 2019. No advisory fee was paid to Platinum in cash during the course of the CASA and, at expiration, accrued fees payable to Platinum amounted to $8.25 million. In connection with the closing of the Restructuring, the Company and Platinum entered into agreements pursuant to which Platinum agreed to release the Company from the $8.25 million accrued fees payable obligation and Platinum received the potential right to payment of $4.0 million upon the occurrence of certain reorganization events involving the Company.

Review and Approval Policies and Procedures for Related Party Transactions

On November 2, 2018, our Board adopted our Related Party Transaction Policy. The Related Party Transaction Policy prohibits the Company from entering any transaction with certain affiliates for an amount exceeding $120,000 during the fiscal year in which such affiliate has a direct or indirect material interest, unless the transaction is approved or ratified by our Audit Committee. For this purpose, affiliates include directors (including director nominees), executive officers, people known to the Company to own more than 5% of the Company’s voting securities, and immediate family members of any of the foregoing. In addition, certain categories of transactions are exempted from review under the Related Party Transaction Policy, including certain indemnification payments, ordinary course business expenses and reimbursements, compensation to directors and executive officers in their capacity as such, and arm’s length transactions with Platinum or certain of its affiliates if the aggregate transaction value is less than $1 million per calendar year. When determining whether to approve a related party transaction, the Audit Committee must consider, among other factors, whether the terms of the transaction are fair to the Company, whether there are business reasons for the Company to enter the transaction, whether the transaction would impair the independence of an outside director under NYSE rules, the dollar amount involved, reputational issues, and whether the transaction would present an improper conflict of interest.

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

	2019	2018
Audit fees	$1,073,318	$1,079,402
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,073,318	$1,079,402

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

Report of the Audit Committee

The Audit Committee reviewed and discussed the Company’s audited consolidated financial statements for the year ended December 31, 2019 with management and with Grant Thornton LLP, the Company’s independent registered public accounting firm. The Audit Committee has also received from, and discussed with, Grant Thornton LLP, the Company’s independent registered public accounting firm, various communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee and has discussed with Grant Thornton LLP the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC.

The Company’s independent registered public accounting firm also provided the Audit Committee with the written disclosures and the letter required by applicable requirements of the PCAOB regarding Grant Thornton LLP’s communication with the Audit Committee concerning independence. The Audit Committee has discussed with the independent registered public accounting firm their independence from Key.

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

Based on the reports and discussions described in this report, and subject to the limitations on the role and responsibilities of the Audit Committee referred to above and in the Audit Committee charter, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

By the Audit Committee of the Board of Directors

Marcus C. Rowland, Chair Sherman K. Edmiston, III H.H. “Tripp” Wommack, III

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements and exhibits are filed as part of this report:
1.  Financial Statements — See “Index to Consolidated Financial Statements” at Page 41.
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

3.1
Amended and Restated Certificate of Incorporation of Key Energy Services, Inc., dated March 6, 2020 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8 filed on March 9, 2020, File No. 001-08038).

3.2	Amended and Restated Bylaws of Key Energy Services, Inc., dated March 6, 2020 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8 filed on March 9, 2020, File No. 001-08038).

4.1.1
Warrant Agreement, dated as of December 15, 2016, among Key Energy Services, Inc. and American Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

4.1.2	Form of 4-Year Global Warrant (Included in Exhibit 4.1.1 and incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

4.1.3	Form of 4-Year Individual Warrant (Included in Exhibit 4.1.1 and incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

4.1.4	Form of 5-Year Global Warrant (Included in Exhibit 4.1.1 and incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

4.1.5	Form of 5-Year Individual Warrant (Included in Exhibit 4.1.1 and incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

4.2.1*	Warrant Agreement, dated as of March 6, 2020 among Key Energy Services, Inc. and American Stock Transfer & Trust Company, LLC.

4.2.2	Form of Series A Global Warrant (Included in Exhibit 4.2.1).

4.2.3	Form of Series B Global Warrant (Included in Exhibit 4.2.1).

4.3*	Description of Registrant’s Securities

10.1
Registration Rights Agreement, dated December 15, 2016, by and between Key Energy Services, Inc. and each Investor party thereto (Incorporated by reference to Exhibit 10.1 to our registration statement on Form 8-A filed on December 15, 2016, File No. 001-08038.)

10.2.1
Corporate Advisory Services Agreement, dated as of December 15, 2016, by and between Key Energy Services, Inc. and Platinum Equity Advisors, LLC (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on December 15, 2016, File No. 001-08038.)

10.2.2*	Corporate Advisory Services Agreement Letter Agreement, dated as of March 6, 2020, by and between Key Energy Services, Inc. and Platinum Equity Advisors, LLC.

10.3*	Exchange Agreement, dated as of March 6, 2020, by and among Key Energy Services, Inc. and the lenders party thereto.

10.4*	Stockholders Agreement, dated as of March 6, 2020, by and among Key Energy Services, Inc. and the holders party thereto.

Exhibit No.	Description

10.5.1†
Employment Agreement, dated effective as of March 25, 2013, among J. Marshall Dodson and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2013, File No. 001-08038.)

10.5.2†	Key Energy Services, Inc. 2015 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our registration statement on Form S-8 filed on December 19, 2016, File No. 333-215175.)

10.5.3†
Form of Amended and Restated Performance-Based/Time-Vested Option Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.5.4†
Form of Amended and Restated Performance-Based/Time-Vested Restricted Stock Unit Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.5.5†
Form of Amended and Restated Performance-Based/Time-Vested Restricted Stock Award Agreement under 2016 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

10.5.6†	Form of Time-Vested Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.5.7†	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 5, 2017, File No. 001-08038.)

10.5.8†	Form of Retention Bonus Award Letter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2018, File No. 001-08038).

10.5.9†
Employment Agreement, dated as of August 17, 2018, between the Company and Robert Saltiel (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018, File No. 001-08038).

Exhibit No.	Description

10.5.10†
Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2018, File No. 001-08038).

10.5.11†
Form of Time-Vested Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019, File No. 001-08038).

10.5.12†
Form of Contingent Grant Time-Vested Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019, File No. 001-08038).

10.5.13†	Cash LTI Award Agreement with Robert Saltiel (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019, File No. 001-08038).

10.5.14†	Form of Cash LTI Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019, File No. 001-08038)

10.5.15†
Amendment to Employment Agreement, dated as of February 4, 2019, by and between Key Energy Services, Inc. and Robert Saltiel (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2019, File No. 001-08038).

10.5.16†
Key Energy Services, Inc. 2019 Equity and Cash Incentive Plan (incorporated herein by reference from Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on March 15, 2019, File No. 001-08038).

10.5.17†
Amended and Restated Employment Agreement, dated May 7, 2019, between the Company and Katherine I. Hargis (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019, File No. 001-08038).

10.5.18†
Change of Control Agreement, dated May 7, 2019, by and between the Company and Louis Coale (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019, File No. 001-08038).

10.5.19†
Letter Agreement, dated as of December 30, 2019, between John Marshall Dodson and Key Energy Services, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019, File No. 001-08038).

10.5.20†
Separation and General Release Agreement, dated as of December 30, 2019, between Robert Saltiel and Key Energy Services, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2019, File No. 001-08038).

10.5.21†*	Key Energy Services, Inc. Amended and Restated 2019 Equity and Cash Incentive Plan.

10.5.22†*	Form of Performance-Vested/Time-Vested Restricted Stock Unit Award Agreement under Amended and Restated 2019 Equity and Cash Incentive Plan.

Exhibit No.	Description

10.6.1
Twenty-First Amendment to Office Lease, dated May 15, 2014, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2014 File No. 001-08038.)

10.6.2
Twenty-Second Amendment to Office Lease, dated May 12, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, File No. 001-08038.)

10.6.3
Twenty-Third Amendment to Office Lease, dated November 20, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, File No. 001-08038.)

10.6.4
Twenty-Fourth Amendment to Office Lease, as confirmed by the Bankruptcy Court on December 6, 2016, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 7, 2016, File No. 001-08038.)

10.7†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, File No. 001-08038.)

21.1*	Significant Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KEY ENERGY SERVICES, INC.

Date:	March 12, 2020	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson,
Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints J. Marshall Dodson, and him, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on March 12, 2020.

Signature	Title

/s/ HARRY QUARLS	Chairman
Harry Quarls

/s/ J. MARSHALL DODSON	Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer
J. Marshall Dodson	(Principal Financial and Executive Officer)

/s/ LOUIS COALE	Vice President and Controller
Louis Coale	(Principal Accounting Officer)

/s/ ALAN MENKES	Director
Alan Menkes

/s/ H.H. TRIPP WOMMACK, III	Director
H.H. Tripp Wommack, III

/s/ JACOB KOTZUBEI	Director
Jacob Kotzubei

/s/ MARCUS ROWLAND	Director
Marcus Rowland

/s/ SHERMAN K. EDMISTON, III	Director
Sherman K. Edmiston, III