Form 10-Q
period 2020-03-31
KEY ENERGY SERVICES INC
filed 2020-05-15
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Securities registered pursuant to Section 12(b) of the Act: None.
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 5, 2020, the number of outstanding shares of common stock of the registrant was 13,781,262.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II “Item 1A. Risk Factors” this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in the other reports we file with the Securities and Exchange Commission.
We undertake no obligation to update or withdraw any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	our ability to continue as a going concern;

•	public health crises, such as the COVID-19 pandemic, and any related actions taken by businesses and governments;

•	adverse conditions in the services and oil and natural gas industries, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

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

•
our ability to achieve the benefits of cost-cutting initiatives, including our plan to optimize our geographic footprint (including exiting certain locations and reducing our regional and corporate overhead costs);

•	our ability to implement price increases or maintain pricing on our core services;

•	risks that we may not be able to reduce, and could even experience increases in, the costs of labor, fuel, equipment and supplies employed in our businesses;

•	industry capacity;

•	actions by OPEC and non-OPEC oil producing countries;

•	asset impairments or other charges;

•	the low demand for our services and resulting operating losses and negative cash flows;

•	the highly competitive nature of our industry;

•	operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•
significant costs and potential liabilities resulting from compliance with applicable laws, including those resulting from environmental, health and safety laws and regulations, specifically those relating to hydraulic fracturing, as well as climate change legislation or initiatives;

•	our historically high employee turnover rate and our ability to replace or add workers, including executive officers and skilled workers;

•	our ability to implement technological developments and enhancements;

•	severe weather impacts on our business, including from hurricane activity;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	our ability to achieve the benefits expected from disposition or acquisition transactions;

•	the loss of one or more of our larger customers;

•	the amount of our debt, the limitations imposed by the covenants in the agreements governing our debt, and our ability to comply with covenants under our debt agreements;

•	our ability to maintain sufficient liquidity and access to capital;

•	an increase in our debt service obligations due to variable rate indebtedness;

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

•	our ability to respond to changing or declining market conditions;

•	adverse impact of litigation or disputes; and

•
other factors affecting our business and financial condition described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II “Item 1A. Risk Factors” this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in the other reports we file with the Securities and Exchange Commission.

As noted in our financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, pursuant to accounting principles generally accepted in the United States, these conditions raise substantial doubt about our ability to continue as a going concern within the 12 months post issuance of the consolidated financial statements. The unprecedented nature of the COVID-19 pandemic and recent market decline may make it more difficult to identify potential risks, give rise to risks that are currently unknown, or amplify the impact of known risks.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,569	$14,426
Restricted cash	250	250
Accounts receivable, net of allowance for credit losses of $1,541 and $881, respectively	45,152	51,091
Inventories	13,777	13,565
Other current assets	16,645	22,260
Total current assets	101,393	101,592
Property and equipment	387,904	432,917
Accumulated depreciation	(212,467)	(205,352)
Property and equipment, net	175,437	227,565
Intangible assets, net	332	347
Other non-current assets	21,499	18,366
TOTAL ASSETS	$298,661	$347,870
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,215	$8,700
Current portion of long-term debt	438	2,919
Other current liabilities	62,062	90,715
Total current liabilities	74,715	102,334
Long-term debt	49,156	240,007
Workers’ compensation, vehicular and health insurance liabilities	27,617	26,072
Interest payable	16,283	—
Other non-current liabilities	30,946	30,710
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 150,000,000 and 2,000,000 shares authorized, 13,781,034 and 410,990 outstanding	340	206
Additional paid-in capital	307,657	265,588
Retained deficit	(208,053)	(317,047)
Total equity	99,944	(51,253)
TOTAL LIABILITIES AND EQUITY	$298,661	$347,870
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUES	$75,308	$109,273
COSTS AND EXPENSES:
Direct operating expenses	61,661	88,194
Depreciation and amortization expense	10,226	14,296
General and administrative expenses	15,253	22,095
Asset impairments	41,242	—
Operating loss	(53,074)	(15,312)
Gain on debt restructuring	(170,648)	—
Interest expense, net of amounts capitalized	8,221	9,233
Other income, net	(385)	(1,142)
Income (loss) before income taxes	109,738	(23,403)
Income tax benefit	(744)	(38)
NET INCOME (LOSS)	$108,994	$(23,441)
Income (loss) per share:
Basic and diluted	$26.66	$(57.59)
Weighted average shares outstanding:
Basic and diluted	4,089	407
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108,994	$(23,441)
Adjustments to reconcile net income (loss) to net used in operating activities:
Depreciation and amortization expense	10,226	14,296
Asset impairments	41,242	—
Bad debt expense	784	506
Accretion of asset retirement obligations	42	40
Gain on debt restructuring	(170,648)	—
Amortization of deferred financing costs	70	119
Loss (gain) on disposal of assets, net	(165)	363
Share-based compensation	(73)	816
Changes in working capital:
Accounts receivable	5,155	3,905
Other current assets	5,404	507
Accounts payable, accrued interest and accrued expenses	(25,130)	(9,714)
Share-based compensation liability awards	(1)	99
Other assets and liabilities	5,670	1,162
Net cash used in operating activities	(18,430)	(11,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(682)	(5,040)
Proceeds from sale of assets	1,750	2,389
Net cash provided by (used in) investing activities	1,068	(2,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	—	(625)
Repayments of finance lease obligations	(103)	—
Payment of deferred financing costs	(1,385)	—
Repurchases of common stock	(7)	—
Net cash provided by (used in) financing activities	28,505	(625)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,143	(14,618)
Cash, cash equivalents, and restricted cash, beginning of period	14,676	50,311
Cash, cash equivalents, and restricted cash, end of period	$25,819	$35,693
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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2019 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event.
Market Conditions, COVID-19 and Going Concern
As a company that provides services to oil and gas exploration and development companies, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy, which directly impacts our industry and the Company. In addition, global crude oil prices experienced a decline in late 2019 and a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia regarding reduced supply of oil. As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April, OPEC, Russia and certain other petroleum producing nations (“OPEC+”), reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Tentative agreements were reached to cut production by up to 10 million barrels of oil per day with allocations to be made among the OPEC+ participants. If effected, these production cuts, however, may not offset near-term demand loss attributable to the COVID-19 health crisis and related economic slowdown, and the tentative agreement has not resulted in increased commodity prices.
Despite a significant decline in drilling by U.S. producers starting in mid-March 2020, domestic supply is exceeding demand which has led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. The combined effect of the aforementioned factors is anticipated to have an adverse impact on the industry in general and our operations specifically.
These conditions and events have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and the prices we can charge for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
To date, the company has enhanced the cost control measures related to operational and general and administrative expenses to optimize cost during this time period with the goal of ensuring that margins are preserved as well as increase efforts on improving working capital until customer spend increases.
Due to the uncertainty of future oil and natural gas prices and the effect the COVID-19 pandemic will have on our results of operations and financial condition,there is substantial doubt as to the ability of the Company to continue as a going concern. Management has prepared these consolidated condensed financial statements in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
Restructuring and Reverse Stock Split
On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to the RSA and the Restructuring contemplated thereby, among other things, we effected the following transactions and changes to our capital structure and governance:

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

•
completed a 1-for-50 reverse stock split of our outstanding common stock. All pre-Restructuring shares prices, including shares outstanding and earnings per share, have been adjusted to reflect the 1-for-50 reverse stock split;

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

In accordance with the RSA at the closing of the Restructuring, the Company amended and restated its certificate of incorporation and entered into a stockholders agreement (the “Stockholders Agreement”) with the Supporting Term Lenders in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any director appointed or nominated by Soter Capital LLC (“Soter”), must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds.

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
For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 7. Long-Term Debt.”
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2019 Form 10-K.
Recent Accounting Developments
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update was effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. We adopted the new standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. It is a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key Energy has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company's income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. Besides income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security payments. Beginning in April of 2020, we began deferment of employer’s social security payments. The Company is currently evaluating the impact of the CARES Act on our financial position, results of operations and cash flows.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2020	2019
Rig Services	$47,909	$65,026
Fishing and Rental Services	9,592	14,587
Coiled Tubing Services	4,837	10,673
Fluid Management Services	12,970	18,987
Total	$75,308	$109,273
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

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2020 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2019	411	$206	$265,588	$(317,047)	$(51,253)
Common stock purchases	(1)	(1)	(7)	—	(8)
Share-based compensation	3	2	(75)	—	(73)
Issuance of shares pursuant to the Restructuring Support Agreement	13,368	133	41,855	—	41,988
Issuance of warrants pursuant to the Restructuring Support Agreement	—	—	296	—	296
Net income	—	—	—	108,994	108,994
Balance at March 31, 2020	13,781	$340	$307,657	$(208,053)	$99,944
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2018	407	$204	$264,945	$(219,629)	$45,520
Share-based compensation	—	—	816	—	816
Net loss	—	—	—	(23,441)	(23,441)
Balance at March 31, 2019	407	$204	$265,761	$(243,070)	$22,895
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Other current assets:
Prepaid current assets	$8,188	$13,118
Reinsurance receivable	6,695	6,475
Operating lease right-of-use assets	1,398	2,394
Other	364	273
Total	$16,645	$22,260
The table below presents comparative detailed information about other non-current assets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Other non-current assets:
Reinsurance receivable	$7,128	$6,887
Deposits	10,812	8,689
Operating lease right-of-use assets	3,264	2,404
Other	295	386
Total	$21,499	$18,366

The table below presents comparative detailed information about other current liabilities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Other current liabilities:
Accrued payroll, taxes and employee benefits	$10,039	$14,463
Accrued operating expenditures	9,407	12,919
Income, sales, use and other taxes	2,814	5,115
Self-insurance reserve	25,556	25,366
Accrued interest	962	15,476
Accrued insurance premiums	8,099	4,990
Unsettled legal claims	2,020	7,020
Accrued severance	314	2,636
Operating leases	2,722	2,502
Other	129	228
Total	$62,062	$90,715
The table below presents comparative detailed information about other non-current liabilities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Other non-current liabilities:
Asset retirement obligations	$8,931	$9,035
Environmental liabilities	1,927	2,047
Accrued sales, use and other taxes	17,005	17,005
Deferred tax liabilities	681	—
Operating leases	2,370	2,590
Other	32	33
Total	$30,946	$30,710
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(188)	(173)
Net carrying value	$332	$347
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2020	2021	2022	2023	2024
Trademarks	5.8	$43	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three months ended March 31, 2020 and 2019.

NOTE 7. DEBT
As of March 31, 2020 and December 31, 2019, the components of our debt were as follows (in thousands):

	March 31, 2020	December 31, 2019
Term Loan Facility due 2025	$50,000	$—
Term Loan Facility due 2021	1,209	243,125
Unamortized debt issuance costs	(3,112)	(1,799)
Finance lease obligation	1,497	1,600
Total	49,594	242,926
Less current portion (1)	(438)	(2,919)
Long-term debt	$49,156	$240,007
(1)    Of the current portion of debt, $0.4 million is related to finance leases.
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
On February 28, 2020, the Company and the Lenders party thereto amended the ABL Forbearance Agreement (the “Forbearance Agreement Amendment”). Pursuant to the Forbearance Agreement Amendment, the Lenders party thereto agreed, among other things, to extend the forbearance period until the earliest of (i) March 6, 2020, (ii) the occurrence of certain specified early termination events and (iii) the date on which the previously announced Restructuring Support Agreement between the Company and certain lenders under the Company’s term loan facility is terminated in accordance with its terms. In connection with the forbearance agreement, the Company elected not to make a scheduled interest payments due October 18, 2019 and January 20, 2020 under the Term Loan Facility. The Company’s failure to make these interest payments resulted in a default under the Term Loan Facility and a cross default under the ABL Facility.
Prior to the Restructuring, the Company was party to two credit facilities. The Company and Key Energy Services, LLC, were borrowers (the “ABL Borrowers”) under an ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A., as sole collateral agent for the lenders, providing for aggregate commitments from the ABL Lenders of $80 million (the “Prior ABL Facility”). In addition, on December 15, 2016, the Company entered into the term loan facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders (the “Prior Term Loan Facility”).
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
Borrowings under the New ABL Facility bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.75% to 3.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR plus 1.0% plus (b) an applicable margin that varies from 1.75% to 2.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time. The New ABL Facility provides that, in the event LIBOR becomes unascertainable for the requested interest period or otherwise becomes unavailable or replaced by other benchmark interest rates, then the Company and the ABL Agent may amend the New ABL Facility for the purpose of replacing LIBOR with one or more SOFR-based rates or another alternate benchmark rate giving consideration to the general practice in similar U.S. dollar denominated syndicated credit facilities.
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
The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of at least 1.00 to 1.00.
As of March 31, 2020, we have no borrowings outstanding, $36.3 million of letters of credit and $7.2 million posted as additional collateral recorded in deposits on our balance sheet under our ABL Facility and $10.2 million of borrowing capacity available under our ABL Facility.
As of March 31, 2020, we were in compliance with all covenants under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into the amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility comprises (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of March 31, 2020, there were approximately $51.2 million aggregate principal amount of term loans outstanding under the New Term Loan Facility.
For the $20 million new term loans excluding new money which were accounted for as a troubled debt restructuring with a modification of terms in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors”, which addresses certain aspects of the accounting for debt, an estimate of undiscounted future cash flows is included with the carrying value of the modified debt and presented as interest payable. $16.3 million of estimated future undiscounted interest payments has been accrued per ASC 470-60. Interest payments made in the future associated with the modified $20 million new term loan will be a reduction to interest payable, which is recorded as a long-term liability on our consolidated balance sheet, and not to interest expense. Fluctuations in the effective interest rate used to estimate future cash flows shall be accounted for as changes in estimates for the period in which the change occurred. However, the carrying amount of the restructured payable shall remain unchanged, and future cash payments shall reduce the carrying amount until the time that any gain recognized cannot be offset by future cash payments.
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
The New Term Loans may be prepaid at the Company’s option, subject to the payment of a prepayment premium (which may be waived by lenders holding New Term Loans under the New Term Loan Facility representing at least two-thirds of the aggregate outstanding principal amount of the New Term Loans) in certain circumstances as provided in the New Term Loan Facility. If a prepayment is made prior to the first anniversary of the closing of the Restructuring, such prepayment premium is equal to 3% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the first anniversary to the second anniversary of the closing of the Restructuring, the prepayment premium is equal to 2% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the second anniversary to the third anniversary of the closing of the Restructuring, the prepayment premium is equal to 1% of the principal amount of the New Term Loans prepaid; and there is no prepayment premium thereafter. The Company is required to make principal payments in respect of the Continuing Term Loans in the amount of $3,125 per quarter commencing with the quarter ended March 31, 2020 and is required to pay $1,190,625 on the maturity date of the Continuing Term Loans.
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
As of March 31, 2020, we were in compliance with all covenants under our Term Loan Facility.
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
The weighted average interest rate on the outstanding borrowings under the Prior Term Loan Facility for the three month period ended March 31, 2020 were as follows:

Three Months Ended
March 31, 2020
Term Loan Facility	15.45%
NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest income	$(57)	$(323)
Other	(328)	(819)
Total	$(385)	$(1,142)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2020 and 2019 were 0.7% and (0.2)% for the three months ended March 31, 2020 and 2019, respectively. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets.
We continued recording income taxes using a year-to-date effective tax rate method for the three months ended March 31, 2020 and 2019. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2020.
The company did not recognize any unrecognized tax benefits during three months ended March 31, 2020. As of March 31, 2020, we had no unrecognized tax benefits.
Cancellation of Indebtedness Income (“CODI”)
Under the Restructuring Support Agreement, a substantial portion of the Company’s term loans were exchanged for newly issued shares and new term loans of the Company. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that an insolvent debtor may exclude CODI from taxable income up to the amount of insolvency but must reduce certain of its tax attributes by the amount of any CODI excluded pursuant to the insolvency exception. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. Based on the market value of the Company’s equity, and the adjusted issue price of the term loans issued in the exchange the estimated amount of U.S. CODI is approximately $206.0 million, $197.8 million of which is excluded pursuant to the insolvency exception and $8.2 million of which will be included in taxable income. Due to the application of the insolvency exception, the Company will reduce the value of its U.S. net operating losses that had a value of $476.8 million as of March 31, 2020. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of the restructuring, or January 1, 2021. The remaining net operating losses, tax credits, and certain built-in-losses or deductions existing as of the date of the ownership change will be limited under IRC Section 382 due to the change in control resulting from the restructuring.
Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. It is a massive tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key Energy has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company's income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. Besides income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security payments. Beginning in April of 2020, we began deferment of employer’s social security payments. The Company is currently evaluating the impact of the CARES Act on our financial position, results of operations and cash flows.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.0 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2020. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of March 31, 2020 and December 31, 2019, we have recorded $53.2 million and $51.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $13.8 million and $13.4 million of insurance receivables as of March 31, 2020 and December 31, 2019, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of March 31, 2020 and December 31, 2019, we have recorded $1.9 million and $2.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

NOTE 11. EARNINGS (LOSS) PER SHARE
Basic loss per share is determined by dividing net loss attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted loss per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.
The components of our earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Basic EPS Calculation:
Numerator
Net income (loss)	$108,994	$(23,441)
Denominator
Weighted average shares outstanding	4,089	407
Basic and diluted earnings (loss) per share	$26.66	$(57.59)
Restricted stock units (“RSUs”), stock options, and warrants are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding.
The company has issued potentially dilutive instruments such as RSUs, stock options and warrants. However, the company did not include stock options or warrants in its calculation of diluted earnings per share for the three months ended March 31, 2020, because to include them would be anti-dilutive due to the exercise price of those instruments exceeding the current market price of our common stock. In addition, time-based RSUs were excluded from diluted EPS as the amount of unrecognized cost, which is the assumed proceeds of the awards, exceeds their market value, so to include them would be anti-dilutive. Performance-based RSUs were excluded from diluted EPS as the Company does not believe the performance goals for the awards will be met. The Company did not include RSUs, stock options or warrants in its calculation of diluted loss per share for the three months ended March 31, 2019, because to include them would be anti-dilutive due the Company's net loss. The following table shows potentially dilutive instruments:

	Three Months Ended
	March 31,
	2020	2019
RSUs	13,133	37,280
Stock options	1,084	1,477
Warrants	836,602	36,759
Total	850,819	75,516
No events occurred after March 31, 2020 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense (benefit) of $(1.0) million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares, vest in equal installments over a three-year period or which vest in a 40%-60% split respectively over a two-year period. We recognized share-based compensation expense related to our outside directors of less than $(1.0) million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested share-based awards as of March 31, 2020 is estimated to be $1.3 million and is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Awards
As of March 31, 2020, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense (benefit) related to our phantom shares of less than $(0.1) million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested phantom shares as of March 31, 2020 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 0.8 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
The Company has a corporate advisory services agreement between with Platinum Equity Advisors, LLC (“Platinum”), an affiliate of Soter, pursuant to which Platinum provides certain business advisory services to the Company. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
In March 2020, the Company and Platinum Equity Advisors, LLC (“Platinum”), entered into a letter agreement (the “CASA Letter Agreement”) regarding outstanding payments owed to Platinum by the Company under the Corporate Advisory Services Agreement, dated as of December 15, 2016 (the “Advisory Agreement”). Pursuant to the CASA Letter Agreement and the Exchange Agreement, Platinum agreed to release the Company from its outstanding payment obligations under the Advisory Agreement in exchange for the right to a potential payment of $4.0 million upon the occurrence of certain reorganization events involving the Company.
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
We recognized $0.7 million of costs related to our operating leases during the three months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, our operating leases have a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 5.68%. We recognized $0.1 million and zero of costs related to our finance leases during the three months ended March 31, 2020 and March 31, 2019 respectively. As of March 31, 2020, our finance leases have a weighted average remaining lease term of 3.4 years and a weighted average discount rate of 4.77%.
Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets, current portion	$1,398	$2,394
Operating lease right-of-use assets, non-current portion	3,264	2,404
Total operating lease assets	$4,662	$4,798

Operating lease liabilities, current portion	$2,722	$2,502
Operating lease liabilities, non-current portion	2,370	2,590
Total operating lease liabilities	$5,092	$5,092

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$1,760	$1,760
Less accumulated depreciation	293	183
Property and equipment, net	$1,467	$1,577

Current portion of long-term debt	$424	$419
Long-term debt	1,073	1,181
Total finance lease liabilities	$1,497	$1,600

The maturities of our operating and finance lease liabilities as of March 31, 2020 are as follows (in thousands):

	March 31, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$2,276	$363
2021	1,738	485
2022	705	485
2023	528	283
2024	188	—
Total lease payments	5,435	1,616
Less imputed interest	(343)	(119)
Total	$5,092	$1,497
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2020 and 2019 (in thousands):

As of and for the three months ended March 31, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$47,909	$9,592	$4,837	$12,970	$—	$—	$75,308
Intersegment revenues	115	171	—	29	5	(320)	—
Depreciation and amortization	4,029	2,833	1,174	1,511	679	—	10,226
Asset impairments	—	17,551	—	23,691	—	—	41,242
Other operating expenses	40,554	8,958	4,619	11,630	11,153	—	76,914
Operating income (loss)	3,326	(19,750)	(956)	(23,862)	(11,832)	—	(53,074)
Gain on debt restructuring	—	—	—	—	(170,648)	—	(170,648)
Interest expense, net of amounts capitalized	32	6	13	12	8,158	—	8,221
Income (loss) before income taxes	3,305	(19,750)	(969)	(23,873)	151,025	—	109,738
Long-lived assets(1)	118,636	17,272	16,150	16,312	28,898	—	197,268
Total assets	154,319	27,292	21,331	25,230	61,764	8,725	298,661
Capital expenditures	288	18	167	132	77	—	682

As of and for the three months ended March 31, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$65,026	$14,587	$10,673	$18,987	$—	$—	$109,273
Intersegment revenues	88	908	—	43	—	(1,039)	—
Depreciation and amortization	5,989	4,150	1,256	2,441	460	—	14,296
Other operating expenses	54,581	11,560	11,555	16,437	16,156	—	110,289
Operating income (loss)	4,456	(1,123)	(2,138)	109	(16,616)	—	(15,312)
Interest expense, net of amounts capitalized	10	7	16	11	9,189	—	9,233
Income (loss) before income taxes	4,469	(1,124)	(2,153)	106	(24,701)	—	(23,403)
Long-lived assets(1)	134,880	49,352	17,368	53,168	19,023	—	273,791
Total assets	185,482	61,353	27,417	66,407	62,841	9,252	412,752
Capital expenditures	1,830	2,073	766	157	214	—	5,040

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.
NOTE 17. ASSET IMPAIRMENT
Asset Impairments
During the three months ended March 31, 2020 the Company recognized an asset impairment of $41.2 million. The recent COVID-19 pandemic in March 2020 has resulted in significant economic disruption globally. Government action to restrict travel and suspend business operations has significantly reduced global economic activity. In addition, the recent step decline in the price of crude oil has decreased the value in some of our long-lived assets.

The Company assesses triggering events in accordance with ASC 360-10-35-21. Triggering events that were deemed to be present included: a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical location, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), and a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. During the first quarter of 2020, we recognized an impairment expense to long-lived assets.
Impairment of Lon-Lived Assets
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets used in operations are assessed for impairment whenever changes circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. Long-lived assets must be grouped at the lowest level for which independent cash flows can be identified (asset groups). If the sum of the undiscounted cash flows is less than the carrying value of an asset group, the fair value of each asset group must be calculated and the carrying value is written down to the calculated fair value if necessary. If the fair value of an asset group exceeds the carrying value, no impairment expense is necessary for that asset group.
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all five of our asset groups as a result of the significant economic impacts and the effects of COVID-19. The five asset groups were determined to be Rigs, Fluid Management Services - Trucks, Fluid Management Services - SWD, Fishing & Rental Services, and Coiled Tubing Services. We assessed each asset group for impairment by comparing the undiscounted pretax cash flows to the carrying value of each asset group. We determined that all our asset groups, excluding Rigs, had carrying values that exceeded the undiscounted cash flows. The determination of undiscounted cash flows included management’s best estimates of the expected future cash flows per asset group for the next five years. The determinations of expected future cash flows and the salvage value of long-lived assets require considerable judgement and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of this impairment analysis will prove to be an accurate prediction of the future. Should our assumptions change significantly in future periods, it is possible we may determine the carrying values of the Rigs asset group exceeds the undiscounted pretax cashflows, which would result in an impairment expense.
It was determined that the fair value of the Fluid Management Services - Trucks, Fluid Management Services - SWD, and Fishing & Rental Service asset groups was less than the carrying value of the respective asset groups by approximately $8.8 million, $14.8 million and $17.6 million, respectively. As a result, we recorded a total impairment charge of $41.2 million to asset impairment on the consolidated statements of income. We determined that the fair value of our Coiled Tubing Services asset group exceeded the carrying value. As such, no impairment expense was charged to the Coiled Tubing Services asset group.
The Company incorporated the income, market, and cost approaches to determine the fair value of each asset group. The income approach utilized significant assumptions including management’s best estimates of the expected future cash flows and the estimated useful life of the asset group. The market approach was utilized when there was an observable secondary market or where there was ample asset data available. The cost approach utilized assumptions for the current replacement costs of similar assets adjusted for estimated depreciation and deterioration of the existing equipment and economic obsolescence. Fair value determination requires a considerable amount of judgement and is sensitive to changes in underlying assumptions and economic factors. As a result, there can be no assurance that the fair value estimates made for the impairment analysis will prove to be an accurate prediction for the future.

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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2020 and 2019, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K and Part I, Item 1A. Risk Factors of our 2019 Form 10-K and Part II, Item 1A. Risk Factors of this report.
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

•
completed a 1-for-50 reverse stock split of our outstanding common stock. All pre-Restructuring shares prices, including shares outstanding and earnings per share, have been adjusted to reflect the 1-for-50 reverse stock split;

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

In accordance with the RSA at the closing of the Restructuring, the Company amended and restated its certificate of incorporation and entered into a stockholders agreement (the “Stockholders Agreement”) with the Supporting Term Lenders in order to, among other things, provide for a Board of seven members. Pursuant to the Stockholders Agreement, our Board consists of our chief executive officer and six other members appointed by various Supporting Term Lenders. Specifically, pursuant to the Stockholders Agreement, Supporting Term Lenders who hold more than 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate two directors and Supporting Term Lenders who hold between 10% and 25% of the Company’s outstanding shares as of the closing of the Restructuring are entitled to nominate one director. All appointees or nominees of Supporting Term Lenders, other than any director appointed or nominated by Soter Capital LLC (“Soter”), must meet the “independent director” requirements set forth in Section 303A of the NYSE Listed Company Manual. In addition, pursuant to the Stockholders Agreement, Supporting Term Lenders are entitled to appoint a non-voting board observer subject to specified ownership thresholds.
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
For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 7. Long-Term Debt” in Part I, Item 1 of this report.
PERFORMANCE MEASURES
In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count, which is publicly available on a weekly basis, is the best available barometer of exploration and production (“E&P”) companies’ capital spending and resulting activity levels. Historically, our activity levels have been highly correlated with U.S. onshore capital spending by our E&P company customers as a group.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2020:
First Quarter	$41.00	$1.90	764	978
April	$16.55	$1.74	548	NA(4)

2019:
First Quarter	$54.82	$2.92	1,023	1,295
Second Quarter	$59.88	$2.57	967	1,311
Third Quarter	$56.34	$2.38	894	1,263
Fourth Quarter	$56.82	$2.40	797	1,143

(1)	Represents the average of the historical monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

(3)	Source: Association of Energy Service Companies data at www.aesc.net

(4)	Information unavailable at time of filing.
Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also increases, resulting in increased rig and trucking services and more hours worked. Conversely, when capital spending by E&P companies declines, we generally provide fewer rig and trucking services, which results in fewer hours worked.

Rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2019 through the first quarter of 2020:

	Rig Hours	Trucking Hours	Key’s Working Days(1)
2020:
First Quarter	101,341	106,786	64
April	15,912	26,387	21
Total 2020	117,253	133,173	85

2019:
First Quarter	151,309	150,740	63
Second Quarter	154,017	144,996	63
Third Quarter	142,151	150,518	64
Fourth Quarter	114,727	121,152	62
Total 2019	562,204	567,406	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
The competition between OPEC and non-OPEC producing countries like Russia for crude oil market share and the global COVID-19 pandemic have simultaneously increased supply and decreased demand for oil and natural gas to historically low levels. This collapse in the demand for and price of oil caused by the unprecedented global health and economic crisis, has had an adverse impact on the demand for our services and the prices we can charge for our services. The extent to which our future results are affected by the COVID-19 pandemic and related economic downturn will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19 may also adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business. For additional detail, please refer to Risk Factors in Part II, Item 1A of this report and those risk factors previously disclosed in our 2019 Form 10-K.
We experienced a downturn in demand for our services in 2019, but this decline has increased in 2020. The macroeconomic events that began in March 2020 resulted in significant revisions to our customers’ capital spending programs for 2020. We expect reduced demand for our services and pricing pressure to continue for the foreseeable future. As of the date of this filing, we have limited visibility into when our customers will resume their production maintenance activities, but believe that as oil supply adjusts to demand and our customers begin to bring wells back on line, we will see some recovery in activity as normal maintenance work is resumed.
We initiated a number of actions in the fourth quarter 2019 aimed at conserving cash and protecting our liquidity, and these actions have continued into the second quarter of 2020, including: completing the refinancing our capital structure, internally realign our operations, exited operations and areas to focus on certain markets where we had the best competitive positions, and have taken steps to reduce our overhead costs, given the reduced operating footprint. We remain focused on maximizing our current equipment fleet, but we may further reduce our planned expenditures and defer acquisition of new equipment or maintenance if market conditions decline further. Additionally, to protect our workforce in the wake of COVID-19, we have taken steps to keep our employees safe by supporting those affected, mandating that as many employees as possible work from home, and monitoring those who cannot do so and are required to be at work.
Given the dynamic nature of the macroeconomic events discussed above, we are unable to reasonably estimate the period of time that these market conditions will exist, the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
REVENUES	$75,308	$109,273
COSTS AND EXPENSES:
Direct operating expenses	61,661	88,194
Depreciation and amortization expense	10,226	14,296
General and administrative expenses	15,253	22,095
Asset impairments	41,242	—
Operating loss	(53,074)	(15,312)
Interest expense, net of amounts capitalized	8,221	9,233
Other income, net	(385)	(1,142)
Gain on debt restructuring	(170,648)	—
Income (loss) before income taxes	109,738	(23,403)
Income tax benefit	(744)	(38)
NET INCOME (LOSS)	$108,994	$(23,441)

Consolidated Results of Operations — Three Months Ended March 31, 2020 and 2019
Revenues
Our revenues for the three months ended March 31, 2020 decreased $34.0 million, or 31.1%, to $75.3 million from $109.3 million for the three months ended March 31, 2019, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity. Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Three Months Ended March 31, 2020 and 2019” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $26.5 million, to $61.7 million (81.9% of revenues), for the three months ended March 31, 2020, compared to $88.2 million (80.7% of revenues) for the three months ended March 31, 2019. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $4.1 million, or 28.5%, to $10.2 million during the three months ended March 31, 2020, compared to $14.3 million for the three months ended March 31, 2019. This decrease is primarily due to certain assets becoming fully depreciated.
General and Administrative Expenses
General and administrative expenses decreased $6.8 million, to $15.3 million (20.3% of revenues), for the three months ended March 31, 2020, compared to $22.1 million (20.2% of revenues) for the three months ended March 31, 2019. The decrease is primarily related to a credit of $4.3 million related to a restructuring related concession on some accrued professional fees and lower employee compensation costs due to reduced staffing levels, partially offset by an increase in insurance claims of $5.6 million.

Asset Impairments
During the three months ended March 31, 2020 the Company recognized an asset impairment of $41.2 million. It was determined that the fair value of the Fluid Management Services and Fishing & Rental Services was less than the carrying value of those respective segments. As a result, we recorded an impairment of $17.6 million and $23.7 million at those segments, respectively.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $1.0 million, or 11.0%, to $8.2 million for the three months ended March 31, 2020, compared to $9.2 million for the same period in 2019. This decrease is primarily related to the decrease in interest payments required under the New Term Loan Facility.
Other Income, Net
During the three months ended March 31, 2020, we recognized other income, net, of $0.4 million, compared to other income, net, of $1.1 million for the three months ended March 31, 2019.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Interest income	$(57)	$(323)
Other	(328)	(819)
Total	$(385)	$(1,142)
Gain on debt restructuring
During the three months ended March 31, 2020, the Company recognized a gain of $170.6 million related to the recent restructuring of corporate debt. For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 1. General” and “Note 7. Long-Term Debt” for additional information.
Income Tax Benefit
We recorded an income tax expense of $0.7 million on a pre-tax loss of $109.7 million for the three months ended March 31, 2020, compared to an income tax expense of less than $0.1 million on a pre-tax loss of $23.4 million for the same period in 2019. Our effective tax rate was 0.7% for the three months ended March 31, 2020, compared to (0.2)% for the three months ended March 31, 2019. Our effective tax rates differ from the applicable U.S. statutory rate of 21% due to a number of factors, including the mix of profit and loss between U.S. taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets.
Segment Operating Results — Three Months Ended March 31, 2020 and 2019
The following table shows operating results for each of our segments for the three months ended March 31, 2020 and 2019 (in thousands):

For the three months ended March 31, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$47,909	$9,592	$4,837	$12,970	$—	$75,308
Operating expenses	44,583	29,342	5,793	36,832	11,832	128,382
Operating income (loss)	3,326	(19,750)	(956)	(23,862)	(11,832)	(53,074)

For the three months ended March 31, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$65,026	$14,587	$10,673	$18,987	$—	$109,273
Operating expenses	60,570	15,710	12,811	18,878	16,616	124,585
Operating income (loss)	4,456	(1,123)	(2,138)	109	(16,616)	(15,312)

Rig Services
Revenues for our Rig Services segment decreased $17.1 million, or 26.3%, to $47.9 million for the three months ended March 31, 2020, compared to $65.0 million for the three months ended March 31, 2019. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity. Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations which resulted in a decrease of $9.4 million of revenue.
Operating expenses for our Rig Services segment were $44.6 million for the three months ended March 31, 2020, which represented a decrease of $16.0 million, or 26.4%, compared to $60.6 million for the same period in 2019. This decrease is primarily a result of a decrease in employee compensation costs, equipment expense due to a decrease in activity levels and a decrease in depreciation expense and gain on sale of assets.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $5.0 million, or 34.2%, to $9.6 million for the three months ended March 31, 2020, compared to $14.6 million for the three months ended March 31, 2019. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity.
Operating expenses for our Fishing and Rental Services segment were $29.3 million for the three months ended March 31, 2020, which represented an increase of $13.6 million, or 86.8% compared to $15.7 million for the same period in 2019. This increase is primarily a result of $17.6 million impairment of assets partially of set by a decrease in employee compensation costs due to a decrease in activity levels and a decrease in depreciation expense.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $5.8 million, or 54.7%, to $4.8 million for the three months ended March 31, 2020, compared to $10.7 million for the three months ended March 31, 2019. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices, and the increase in competition. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations which resulted in a decrease of $2.5 million of revenue.
Operating expenses for our Coiled Tubing Services segment were $5.8 million for the three months ended March 31, 2020, which represented a decrease of $7.0 million, or 54.8%, compared to $12.8 million for the same period in 2019. This decrease is primarily a result of a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $6.0 million, or 31.7%, to $13.0 million for the three months ended March 31, 2020, compared to $19.0 million for the three months ended March 31, 2019. The decrease for this segment is primarily due to lower spending from our customers on oil and gas well drilling and completion, as a result of lower oil prices. These market conditions resulted in reduced customer activity. Additionally, in the fourth quarter of 2019, the company strategically exited a number of non-core and underperforming locations which resulted in a decrease of $2.4 million of revenue.
Operating expenses for our Fluid Management Services segment were $36.8 million for the three months ended March 31, 2020, which represented an increase of $18.0 million, or 95.1%, compared to $18.9 million for the same period in 2019. This increase is primarily a result of a $23.7 million impairment of assets partially of set by a decrease in employee compensation costs, fuel expense and repair and maintenance expense due to a decrease in activity levels and a decrease in depreciation expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, increased $4.8 million, or 28.8%, to $11.8 million (15.7% of consolidated revenues) for the three months ended March 31, 2020 compared to $16.6 million (15.2% of consolidated revenues) for the same period in 2019. The decrease is primarily related to a credit of $4.3 million related to a restructuring related concession on some accrued professional fees and lower employee compensation costs due to reduced staffing levels, partially offset by an increase in insurance claims of $5.6 million.

LIQUIDITY AND CAPITAL RESOURCES
Effective as of March 6, 2020, we completed the Restructuring of our capital structure and indebtedness and, among other things, reduced our outstanding debt from $241.9 million as of December 31, 2019 to $51.2 million as of the closing of the Restructuring. For more information on the Restructuring, see “--Restructuring and Reverse Stock Split” above.
We require capital to fund our ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions, our debt service payments and our other obligations. Funding of our operations consists of our internally generated cash flows from operations, current reserves of cash, availability under the New ABL Facility and proceeds from sale of assets to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations.
The conditions and events discussed in “Note 1. General-Market Conditions, COVID-19 and Going Concern” in “Item 1. Financial Statements” and in “Market and Business Conditions and Outlook” above have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and the prices we can charge for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
The decrease in oil and natural gas prices has adversely affected out customer and resulted in a decrease of the creditworthiness of some our customers. As a result, our allowance for doubtful accounts as a percentage of accounts receivable has increased.
To date, the company has enhanced the cost control measures related to operational and general and administrative expenses to optimize cost during this time period with the goal of ensuring that margins are preserved as well as increase efforts on improving working capital until customer spend increases.
Due to the uncertainty of future oil and natural gas prices and the effect the COVID-19 pandemic will have on our results of operations and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Management has prepared these consolidated condensed financial statements in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
Current Financial Condition and Liquidity
As of March 31, 2020, we had total liquidity of $35.8 million which consisted of $25.6 million cash and cash equivalents and $10.2 million of borrowing capacity available under our ABL Facility. As of April 30, 2020 we had total liquidity of $36.2 which consisted of $26.1 million cash and cash equivalents and $10.1 million of borrowing capacity available under our ABL Facility. As of December 31, 2019, prior to the Restructuring, we had $14.4 million cash and cash equivalents. As of December 31, 2019, we were unable to borrow any amounts under the ABL Facility and had $24.0 million of borrowing capacity available under our ABL Facility.
Our working capital was $26.7 million as of March 31, 2020, compared to $(0.7) million as of December 31, 2019. Our working capital increased from the prior year end primarily as a result of an increase in cash and cash equivalents and decrease in accrued interest partially offset by, accounts receivable and prepaid assets. As of March 31, 2020, we had no borrowings outstanding, $36.3 million in committed letters of credit outstanding and $7.4 million posted as additional collateral recorded in deposits on our balance sheet under our ABL Facility.

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(18,430)	$(11,342)
Cash paid for capital expenditures	(682)	(5,040)
Proceeds received from sale of fixed assets	1,750	2,389
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	—	(625)
Repayments of finance lease obligations	(103)	—
Payment of deferred financing costs	(1,385)	—
Other financing activities, net	(7)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,143	$(14,618)
Cash used in operating activities was $18.4 million for the three months ended March 31, 2020 compared to cash used in operating activities of $11.3 million for the three months ended March 31, 2019. Cash used in operating activities for the three months ended March 31, 2020 was primarily related net losses adjusted for noncash items and a decrease in accrued interest. Cash used in operating activities for the three months ended March 31, 2019 was primarily related net losses adjusted for noncash items and decrease in accrued liabilities.
Cash provided by investing activities was $1.1 million for the three months ended March 31, 2020 compared to cash used in investing activities of $2.7 million for the three months ended March 31, 2019. Cash outflows during these periods consisted of capital expenditures. Our capital expenditures are primarily related to the ongoing maintenance of our equipment and the addition of new equipment. Cash inflows during these periods consisted of proceeds from sales of fixed assets.
Cash provided by financing activities was $28.5 million for the three months ended March 31, 2020 compared to cash used in financing activities of $0.6 million for the three months ended March 31, 2019. Financing cash inflows for the three months ended March 31, 2020 primarily relate to proceeds of long-term debt. Financing cash outflows for the three months ended March 31, 2019 primarily relate to the repayment of long-term debt.
Debt Service
As of March 31, 2020, our annual debt maturities for our Term Loan Facility were as follows (in thousands):

Year	Principal Payments
Remainder of 2020	$9
2021	1,200
2022	—
2023	—
2024	—
2025	50,000
Total principal payments	$51,209

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
Borrowings under the New ABL Facility bears interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.75% to 3.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR plus 1.0% plus (b) an applicable margin that varies from 1.75% to 2.25% depending on the ABL Borrowers’ fixed charge coverage ratio at such time. The New ABL Facility provides that, in the event LIBOR becomes unascertainable for the requested interest period or otherwise becomes unavailable or replaced by other benchmark interest rates, then the Company and the ABL Agent may amend the New ABL Facility for the purpose of replacing LIBOR with one or more SOFR-based rates or another alternate benchmark rate giving consideration to the general practice in similar U.S. dollar denominated syndicated credit facilities.
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
The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of at least 1.00 to 1.00. As of April 30, 2020, we had no borrowings outstanding under the New ABL Facility and $36.3 million of letters of credit and $11.8 million posted as additional collateral recorded in deposits on our balance sheet with borrowing capacity of $10.1 million available subject to covenant constraints under our New ABL Facility.
As of March 31, 2020, we were in compliance with all covenants under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into the amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of March 31, 2020, there was $51.2 million outstanding under the New Term Loan Facility.
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
The New Term Loans may be prepaid at the Company’s option, subject to the payment of a prepayment premium (which may be waived by lenders holding New Term Loans under the New Term Loan Facility representing at least two-thirds of the aggregate outstanding principal amount of the New Term Loans) in certain circumstances as provided in the New Term Loan Facility. If a prepayment is made prior to the first anniversary of the closing of the Restructuring, such prepayment premium is equal to 3% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the first anniversary to the second anniversary of the closing of the Restructuring, the prepayment premium is equal to 2% of the principal amount of the New Term Loans prepaid; if a prepayment is made from the second anniversary to the third anniversary of the closing of the Restructuring, the prepayment premium is equal to 1% of the principal amount of the New Term Loans prepaid; and there is no prepayment premium thereafter. The Company is required to make principal payments in respect of the Continuing Term Loans in the amount of $3,125 per quarter commencing with the quarter ending March 31, 2020 and is required to pay $1,190,625 on the maturity date of the Continuing Term Loans.
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
As of March 31, 2020, we were in compliance with all covenants under our Term Loan Facility.
Capital Expenditures
During the three months ended March 31, 2020, our capital expenditures totaled $0.7 million. Our current capital expenditure plan for 2020 contemplates spending of approximately $5 million for the full year, subject to market conditions. In light of the decline in planned E&P capital spending, reduced activity by our customers and reduced demand for our services, in April, we reduced our capital expenditure plan for 2020 from the original amount of $15 to $20 million to the current amount of approximately $5 million. These capital expenditures are primarily related to the ongoing maintenance of our equipment and addition of equipment and new equipment needed. Our capital expenditure program for 2020 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2020 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2020 to expand our presence in a market. We may also further reduce our planned expenditures and defer acquisition of new equipment or maintenance if market conditions decline further. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.

Off-Balance Sheet Arrangements
At March 31, 2020 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2019 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2019 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this report, including in Part I, Item 8 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors described below, you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” of our 2019 Form 10-K. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.
The depressed conditions in our industry have materially and adversely affected our results of operations, cash flows and financial condition and raise substantial doubt about our ability to continue as a going concern.
In early March of 2020 and continuing through the second quarter, the market has experienced a precipitous decline in oil and natural gas prices in response to reduced demand for oil and natural gas due to the economic impacts of the COVID-19 pandemic, worldwide shutdowns and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) would expire on April 1, 2020, and the ensuing expiration thereof. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Prices for WTI crude oil were over $60 per barrel at the beginning of 2020 and declined to $16.55 per barrel by April 30, 2020.
As a result of low oil and natural gas prices, our customers have significantly curtailed their demand for our services. Additionally, the excess supply of oil could lead to further curtailments by our customers. For example, U.S. storage capacity is expected to be fully subscribed by the end of May 2020.
Since the beginning of 2020, as a result of low oil and natural gas prices, demand for our services has declined substantially, and the prices we are able to charge our customers for our services also declined substantially. Current market conditions have caused many of our customers to significantly decrease their projected capital expenditures for 2020 and, maybe beyond. The excess worldwide supply of oil could lead to further curtailments by our customers. For example, U.S. storage capacity is expected to be fully subscribed by the end of May 2020. These trends have materially and adversely affected our results of operations, cash flows and financial condition, and, unless worldwide economic conditions and conditions in our industry improve substantially, this trend will continue during 2020 and potentially beyond.
Although we are continuing to pursue cost reduction initiatives, there can be no assurance that we will be able to successfully consummate these initiatives or that they will be successful to improve our financial condition and liquidity. We had substantial net losses during the last several years and our cash flow used by operations was $29.0 million during 2019 and $18 million during the first quarter of 2020. We also incurred an impairment of $41.2 million for the first quarter of 2020 and may experience further impairments in future quarters. If industry conditions do not improve, we may continue to suffer net losses and negative cash flows from operations.
As discussed further in Note 1 in the Notes to the Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 and under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Report, current conditions raise substantial doubt about our ability to continue as a going concern within the next year post-issuance of the consolidated financial statements included in this Report.
The COVID-19 pandemicand related events has significantly reduced demand for our services, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and the prices we can charge for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.
While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects have included, and may continue to include, adverse revenue and net income effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
January 1, 2020 to January 31, 2020	—	$—
February 1, 2020 to February 29, 2020	1,266	5.28
March 1, 2020 to March 31, 2020	—	—
Total	1,266	$5.28

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
Unregistered Sales of Equity Securities
As discussed in Part I of this report, in accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Key Energy Services, Inc., dated March 6, 2020 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 9, 2020, File No. 001-08038).

3.2	Amended and Restated Bylaws of Key Energy Services, Inc., dated March 6, 2020 (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on March 9, 2020, File No. 001-08038).

10.3†
Restructuring Support Agreement, dated as of January 24, 2020 by and among Key Energy Services, Inc., as borrower, the Lenders party thereto, and Cortland Products Corp., as agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 27, 2020, File No. 001-08038).

10.6*
Amended and Restated Intercreditor Agreement, dated March 6, 2020, by and among Key Energy Services, Inc., the Grantors referred to therein, Bank of America, N.A., as Initial ABL Agent, and Cortland Products Corp., as Initial Term Agent.

10.7*
Amendment and Restatement Agreement, dated March 6, 2020, to the Term Loan and Security Agreement, by and among Key Energy Services, Inc., the subsidiary guarantors referred to therein, the Lenders party thereto, Cortland Products Corp. and Cortland Capital Market Services LLC, as agents for the Lenders .

10.8*
Amendment No. 3 to Loan Agreement, dated March 6, 2020, by and among Key Energy Services, Inc., Key Energy Services, LLC, as the borrower, the Lenders party thereto and Bank of America, N.A., as administrative agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES INC.

Date:	May 15, 2020	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
President, Chief Executive Officer and Interim Chief Financial Officer