Form 10-Q
period 2020-06-30
KEY ENERGY SERVICES INC
filed 2020-08-14
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No  ☐
As of August 5, 2020, the number of outstanding shares of common stock of the registrant was 13,781,347.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information herein as well as the risks outlined in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), and in Part II “Item 1A. Risk Factors” our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Q1 2020 Form 10-Q”) and our information in the reports we file with the Securities and Exchange Commission.
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

•
public health crises, such as the COVID-19 pandemic, including its impact on economic and other conditions globally, demand for oil and natural gas, and any related actions taken by businesses and governments, among others;

•	adverse conditions in the services and oil and natural gas industries, especially declines or volatility in oil and natural gas prices and capital expenditures by oil and natural gas companies;

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

•	our historically high employee turnover rate and our ability to replace or add workers, including executive officers and skilled workers;

•	our ability to implement technological developments and enhancements;

•	severe weather impacts on our business, including from hurricane activity;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	our ability to achieve the benefits expected from business combinations, disposition or acquisition transactions;

•	the loss of one or more of our larger customers;

•	the amount of our debt, the limitations imposed by the covenants in the agreements governing our debt, and our ability to comply with covenants under our debt agreements;

•	our ability to maintain sufficient liquidity and access to capital;

•	an increase in our debt service obligations due to variable rate indebtedness;

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

•
other factors affecting our business and financial condition described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

As noted in our financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, pursuant to accounting principles generally accepted in the United States, these conditions raise substantial doubt about our ability to continue as a going concern within the 12 months post issuance of the consolidated financial statements. The unprecedented nature of the COVID-19 pandemic and recent market decline may make it more difficult to identify potential risks, give rise to risks that are currently unknown, or amplify the impact of known risks.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,864	$14,426
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $1,085 and $881, respectively	20,069	51,091
Inventories	13,698	13,565
Other current assets	17,774	22,260
Total current assets	58,655	101,592
Property and equipment	388,229	432,917
Accumulated depreciation	(218,409)	(205,352)
Property and equipment, net	169,820	227,565
Intangible assets, net	318	347
Other non-current assets	40,400	18,366
TOTAL ASSETS	$269,193	$347,870
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,641	$8,700
Current portion of long-term debt	1,076	2,919
Other current liabilities	51,607	90,715
Total current liabilities	61,324	102,334
Long-term debt	51,954	240,007
Workers’ compensation, vehicular and health insurance liabilities	27,394	26,072
Interest payable	16,283	—
Other non-current liabilities	31,094	30,710
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 150,000,000 and 2,000,000 shares authorized, 13,781,262 and 410,990 outstanding	340	206
Additional paid-in capital	307,982	265,588
Retained deficit	(227,178)	(317,047)
Total equity	81,144	(51,253)
TOTAL LIABILITIES AND EQUITY	$269,193	$347,870
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES	$34,750	$112,943	$110,058	$222,216
COSTS AND EXPENSES:
Direct operating expenses	29,904	90,564	91,565	178,758
Depreciation and amortization expense	8,054	14,262	18,280	28,558
General and administrative expenses	13,637	22,544	28,890	44,639
Impairment expense	—	—	41,242	—
Operating loss	(16,845)	(14,427)	(69,919)	(29,739)
Gain on debt restructuring	—	—	(170,648)	—
Interest expense, net of amounts capitalized	2,066	8,520	10,287	17,753
Other income, net	(15)	(239)	(400)	(1,381)
Income (loss) before income taxes	(18,896)	(22,708)	90,842	(46,111)
Income tax benefit (expense)	(229)	4,405	(973)	4,367
NET INCOME (LOSS)	$(19,125)	$(18,303)	$89,869	$(41,744)
Loss per share:
Basic	$(1.39)	$(44.86)	$10.06	$(102.31)
Diluted	$(1.39)	$(44.86)	$10.00	$(102.31)
Weighted average shares outstanding:
Basic	13,781	408	8,935	408
Diluted	13,781	408	8,991	408
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,869	$(41,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	18,280	28,558
Impairment expense	41,242	—
Bad debt expense	1,175	261
Accretion of asset retirement obligations	85	82
Gain on debt restructuring	(170,648)	—
Amortization of deferred financing costs	260	241
Gain on disposal of assets, net	(767)	(1,459)
Share-based compensation	252	2,230
Changes in working capital:
Accounts receivable	29,847	2,422
Other current assets	4,353	(1,741)
Accounts payable, accrued interest and accrued expenses	(38,526)	(4,647)
Share-based compensation liability awards	3	34
Other assets and liabilities	(13,636)	4,400
Net cash used in operating activities	(38,211)	(11,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(979)	(12,362)
Proceeds from sale of assets	3,363	4,780
Net cash provided by (used in) investing activities	2,384	(7,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(3)	(1,250)
Repayments of finance lease obligations	(340)	—
Payment of deferred financing costs	(1,385)	(828)
Repurchases of common stock	(7)	(4)
Net cash provided by (used in) financing activities	28,265	(2,082)
Net decrease in cash, cash equivalents and restricted cash	(7,562)	(21,027)
Cash, cash equivalents, and restricted cash, beginning of period	14,676	50,311
Cash, cash equivalents, and restricted cash, end of period	$7,114	$29,284
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of our growth strategy is to make acquisitions that will strengthen our core services or presence in selected markets, and that we also make strategic divestitures from time to time. We expect that the industry in which we operate will experience consolidation, and the we expect to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event.
Market Conditions, COVID-19 and Going Concern
As a company that provides services to oil and gas exploration and development companies, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy, which directly impacts our industry and the Company. In addition, global crude oil prices experienced a decline in late 2019 and a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia regarding reduced supply of oil. As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April, OPEC, Russia and certain other petroleum producing nations (“OPEC+”) reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Agreements were reached to cut production by up to 10 million barrels of oil per day with allocations to be made among the OPEC+ participants. In early June, these agreements were further extended through July 2020. These production cuts, other voluntary production curtailments and reduced drilling have helped to bring demand and supply closer to balance and stabilized commodity prices. However, US and international crude oil stocks remain at historically high levels, commodity prices remain depressed relative to 2019 levels, and there remains continued uncertainty around the timing of any recovery in economic activity and demand for energy.

Despite a significant decline in drilling by U.S. producers starting in mid-March 2020, domestic supply continued to exceed demand through May 2020, which led to significant operational stress with respect to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. While these trends began to reverse in June 2020 due to production curtailments, natural well decline and reduced drilling activity, there remains a historically high amount of crude oil in storage. The combined effect of the aforementioned factors has had an adverse impact on the industry in general and our operations specifically.
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
To date, we have enhanced the cost control measures related to operational and general and administrative expenses to optimize cost during this time period with the goal of ensuring that margins are preserved as well as increased efforts on improving working capital until customer spend increases.
Due to the uncertainty of future oil and natural gas prices and the effect the COVID-19 pandemic will continue to have on our results of operations and financial condition, there is substantial doubt as to the Company’s ability to continue as a going concern. Management has prepared these consolidated condensed financial statements in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
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
Recent Accounting Developments
ASU 2016-13. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update were effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. We adopted the new standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2019-12. In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes that will simplify accounting for income taxes by eliminating certain exceptions to the guidance for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also simplifies aspects of the accounting for franchise taxes that are partially based on income and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted the new standard effective April 1, 2020. Most of the changes were not applicable to Key and there was no significant impact to the Company’s financial statements upon adoption of this standard.

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. It is a large tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company's income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. In addition to income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security tax payments. Specifically, the CARES Act permits an employer to defer 50 percent of its 2020 social security tax payments to the end of 2021 and the remaining 50 percent to the end of 2022. Beginning in April of 2020, we began deferring our employer social security payments. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Six Months Ended
	June 30,
	2020	2019
Rig Services	$68,734	$132,910
Fishing and Rental Services	13,563	29,399
Coiled Tubing Services	6,704	22,420
Fluid Management Services	21,057	37,487
Total	$110,058	$222,216
Disaggregation of Revenue
We have disaggregated our revenues by our reportable segments which include Rig Services, Fishing & Rental Services, Coiled Tubing Services and Fluid Management Services segments.
Rig Services
Our Rig Services segment include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of oil and gas wells.
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
Arrangements with Multiple Performance Obligations
While not typical for our business, our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost-plus margin. For combined products and services within a contract, we account for individual products and services separately if they are distinct –- i.e., if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services within a contract based on the prices at which we separately sell our services. For items that are not sold separately, we estimate the standalone selling prices using the expected cost-plus margin approach.
Contract Balances
Under our revenue contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our revenue contracts do not give rise to contract assets or liabilities under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).
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
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2020 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2019	411	$206	$265,588	$(317,047)	$(51,253)
Common stock purchases	(1)	(1)	(7)	—	(8)
Share-based compensation	3	2	(75)	—	(73)
Issuance of shares pursuant to the Restructuring Support Agreement	13,368	133	41,855	—	41,988
Issuance of warrants pursuant to the Restructuring Support Agreement	—	—	296	—	296
Net income	—	—	—	108,994	108,994
Balance at March 31, 2020	13,781	340	$307,657	(208,053)	99,944
Share-based compensation	—	—	325	—	325
Net loss	—	—	—	(19,125)	(19,125)
Balance at June 30, 2020	13,781	$340	$307,982	$(227,178)	$81,144
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2018	407	$204	$264,945	$(219,629)	$45,520
Share-based compensation	—	—	816	—	816
Net loss	—	—	—	(23,441)	(23,441)
Balance at March 31, 2019	407	204	265,761	(243,070)	22,895
Common stock purchases	—	—	(4)	—	(4)
Share-based compensation	1	—	1,414	—	1,414
Net loss	—	—	—	(18,303)	(18,303)
Balance at June 30, 2019	408	$204	$267,171	$(261,373)	$6,002

NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Other current assets:
Prepaid current assets	$7,545	$13,118
Reinsurance receivable	6,636	6,475
Operating lease right-of-use assets	3,593	2,394
Other	—	273
Total	$17,774	$22,260
The table below presents comparative detailed information about other non-current assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Other non-current assets:
Reinsurance receivable	$7,054	$6,887
Deposits	32,612	8,689
Operating lease right-of-use assets	439	2,404
Other	295	386
Total	$40,400	$18,366
The table below presents comparative detailed information about other current liabilities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Other current liabilities:
Accrued payroll, taxes and employee benefits	$8,504	$14,463
Accrued operating expenditures	7,111	12,919
Income, sales, use and other taxes	2,869	5,115
Self-insurance reserve	24,543	25,366
Accrued interest	2,204	15,476
Accrued insurance premiums	1,721	4,990
Unsettled legal claims	2,013	7,020
Accrued severance	—	2,636
Operating leases	2,599	2,502
Other	43	228
Total	$51,607	$90,715

The table below presents comparative detailed information about other non-current liabilities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Other non-current liabilities:
Asset retirement obligations	$8,803	$9,035
Environmental liabilities	1,851	2,047
Accrued sales, use and other taxes	17,005	17,005
Deferred tax liabilities	484	—
Operating leases	1,783	2,590
Federal insurance contributions act tax	1,137	—
Other	31	33
Total	$31,094	$30,710
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(202)	(173)
Net carrying value	$318	$347
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2020	2021	2022	2023	2024
Trademarks	5.5	$29	$58	$58	$58	$58
Amortization expense for our intangible assets was less than $0.1 million for the three and six months ended June 30, 2020 and 2019.
NOTE 7. DEBT
As of June 30, 2020 and December 31, 2019, the components of our debt were as follows (in thousands):

	June 30, 2020	December 31, 2019
Term Loan Facility due 2025	$50,000	$—
Term Loan Facility due 2021	1,207	243,125
Unamortized debt issuance costs	(2,923)	(1,799)
Finance lease obligation	4,746	1,600
Total	53,030	242,926
Less current portion(1)	(1,076)	(2,919)
Long-term debt	$51,954	$240,007

(1)	Of the current portion of debt, $1.1 million and $0.4 million is related to finance leases as of June 30, 2020 and December 31, 2019, respectively.

Prior Long-Term Debt Arrangements
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
On February 28, 2020, the Company and the Lenders party thereto amended the ABL Forbearance Agreement (the “Forbearance Agreement Amendment”). Pursuant to the Forbearance Agreement Amendment, the Lenders party thereto agreed, among other things, to extend the forbearance period until the earliest of (i) March 6, 2020, (ii) the occurrence of certain specified early termination events and (iii) the date on which the previously announced RSA between the Company and certain lenders under the Company’s term loan facility is terminated in accordance with its terms. In connection with the ABL Forbearance Agreement, the Company elected not to make scheduled interest payments due October 18, 2019 and January 20, 2020 under the Prior Term Loan Facility. The Company’s failure to make these interest payments resulted in a default under the Prior Term Loan Facility and a cross-default under the Prior ABL Facility.
Effective March 6, 2020, upon the closing of the Restructuring, we entered into the New Term Loan Facility and the New ABL Facility, which superseded the Prior Term Loan Facility and Prior ABL Facility. A description of each of the new and prior facilities follows.
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
On May 20, 2020, the ABL Borrowers, the ABL Lenders and Administrative Agent, entered into Amendment No. 4 to the New ABL Facility. Pursuant to the Fourth Amendment, the parties agreed, among other things, to (i) reduce the Lenders’ aggregate commitments to make revolving loans to $50 million, (ii) increase the applicable interest rate margin by 100 basis points to 375-425 basis points for LIBOR borrowings (with a 1.00% LIBOR floor) and 275-325 basis points for base rate borrowings (with a 2.00% base rate floor), in each case depending on the fixed charge coverage ratio at the time of determination, (iii) lower the availability thresholds for triggering certain covenants and (iv) add certain reporting requirements.
As of June 30, 2020, we had no borrowings outstanding, $36.3 million of letters of credit, $28.6 million posted as additional collateral ($21.2 million of which was posted in the second quarter of 2020) recorded in deposits on our balance sheet and $7.8 million of borrowing capacity available under our New ABL Facility. The letters of credit are related to our workers’ compensation and auto insurance costs. The additional collateral is required to collateralize our outstanding letters of credit and maintain compliance with the minimum borrowing capacity available under our New ABL Facility.
As of June 30, 2020, we were in compliance with all covenants under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into an amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of June 30, 2020, there was $51.2 million outstanding under the New Term Loan Facility.
For the $20 million new term loans excluding new money which were accounted for as a troubled debt restructuring with a modification of terms in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors”, which addresses certain aspects of the accounting for debt, a total of $16.3 million of estimated future undiscounted interest payments has been accrued per ASC 470-60 and presented as Interest Payable in the accompanying balance sheet. Interest payments made in the future associated with the modified $20 million new term loans will be a reduction to interest payable, which is recorded as a long-term liability on our consolidated balance sheet, and not to interest expense. Fluctuations in the effective interest rate used to estimate future cash flows will be accounted for as changes in estimates for the period in which the change occurred. However, the carrying amount of the restructured payable will remain unchanged, and future cash payments will reduce the carrying amount until the time that any gain recognized cannot be offset by future cash payments.
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
As of June 30, 2020, we were in compliance with all covenants under our New Term Loan Facility.
The weighted average interest rate on the outstanding borrowings under the New Term Loan Facility for the three month periods ended June 30, 2020 and from March 6, 2020, the beginning of the New Term Loan Facility, to June 30, 2020 were 13.17%.
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
The weighted average interest rate on the outstanding borrowings under the Prior Term Loan Facility in 2020, prior to the Restructuring, was 15.45%.
NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$(25)	$(195)	$(82)	$(517)
Other	10	(44)	(318)	(864)
Total	$(15)	$(239)	$(400)	$(1,381)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2020 and 2019 were (1.2)% and 19.4%, respectively, and 1.1% and 9.5% for the six months ended June 30, 2020 and 2019, respectively. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences and other tax adjustments, such as valuation allowances against deferred tax assets and a true-up adjustment to income tax receivable.
We continued recording income taxes using a year-to-date effective tax rate method for the three and six months ended June 30, 2020 and 2019. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry and global economy, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the six months ended June 30, 2020.
The Company did not recognize any unrecognized tax benefits during three or six months ended June 30, 2020. As of June 30, 2020, we had no unrecognized tax benefits.
Cancellation of Indebtedness Income (“CODI”)
Under the RSA, a substantial portion of the Company’s term loans were exchanged for newly issued shares and new term loans of the Company. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that an insolvent debtor may exclude CODI from taxable income up to the amount of insolvency but must reduce certain of its tax attributes by the amount of any CODI excluded pursuant to the insolvency exception. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. Based on the market value of the Company’s equity, and the adjusted issue price of the term loans issued in the exchange, the estimated amount of U.S. CODI is approximately $206.0 million, $197.8 million of which is excluded pursuant to the insolvency exception and $8.2 million of which will be included in taxable income. Due to the application of the insolvency exception, the Company will reduce the value of its U.S. net operating losses that had a value of $476.8 million as of June 30, 2020. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of the restructuring, or January 1, 2021. Further any remaining net operating losses, tax credits, and certain built-in-losses or deductions existing as of the date of the ownership change will be limited under IRC Section 382 due to the change in control resulting from the restructuring.
The CARES Act
As noted above in Note 2 under the heading—Significant Accounting Policies Coronavirus Aid, Relief and Economic Security Act, the CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company's income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. In addition to income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security tax payments. Specifically, the CARES Act permits an employer to defer 50 percent of its 2020 social security tax payments to the end of 2021 and the remaining 50 percent to the end of 2022. Beginning in April of 2020, we began deferment of employer’s social security payments. The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.0 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2020. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of June 30, 2020 and December 31, 2019, we have recorded $51.9 million and $51.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $13.7 million and $13.4 million of insurance receivables as of June 30, 2020 and December 31, 2019, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of June 30, 2020 and December 31, 2019, we have recorded $1.9 million and $2.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
NOTE 11. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is determined by dividing net loss attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.

The components of our income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic Calculation:
Numerator
Net income (loss)	$(19,125)	$(18,303)	$89,869	$(41,744)
Denominator
Weighted average shares outstanding	13,781	408	8,935	408
Basic earnings (loss) per share	$(1.39)	$(44.86)	$10.06	$(102.31)
Diluted EPS Calculation:
Numerator
Net income (loss)	$(19,125)	$(18,303)	$89,869	$(41,744)
Denominator
Weighted average shares outstanding	13,781	408	8,935	408
RSUs	—	—	56	—
Total	13,781	408	8,991	408
Diluted earnings (loss) per share	$(1.39)	$(44.86)	$10.00	$(102.31)
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
The Company has issued potentially dilutive instruments such as RSUs, stock options and warrants. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
RSUs	301	40	58	41
Stock options	1	1	1	1
Warrants	2,924	37	1,880	37
Total	3,226	78	1,939	79
No events occurred after June 30, 2020 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
Common Stock Awards
We recognized employee share-based compensation expense of $0.3 million and $1.4 million during the three months ended June 30, 2020 and 2019, respectively. We recognized employee share-based compensation expense of $0.3 million and $2.1 million during the six months ended June 30, 2020 and 2019, respectively. Our employee share-based awards, including common stock awards, stock option awards and phantom shares, vest in equal installments over a three-year period or vest in a 40%-60% split respectively over a two-year period. Additionally, we recognized share-based compensation expense related to our outside directors of zero and$0.1 million during the three months ended June 30, 2020 and 2019, respectively. We recognized share-based compensation expense related to our outside directors of less than negative $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested share-based awards as of June 30, 2020 is estimated to be $3.1 million and is expected to be recognized over a weighted-average period of 1.3 years.

Stock Option Awards
As of June 30, 2020, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.
Phantom Share Plan
We recognized compensation expense related to our phantom shares of less than $0.1 million and less than negative $0.1 million during the three months ended June 30, 2020 and 2019, respectively. We recognized compensation expense related to our phantom shares of less than $0.1 million and less than $0.1 million during the six months ended June 30, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested phantom shares as of June 30, 2020 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 0.5 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
The Company previously had a corporate advisory services agreement between with Platinum Equity Advisors, LLC (“Platinum”), an affiliate of Soter, pursuant to which Platinum provides certain business advisory services to the Company. The dollar amounts related to these related party activities were material to the Company’s condensed consolidated financial statements.
In March 2020, the Company and Platinum Equity Advisors, LLC (“Platinum”), entered into a letter agreement (the “CASA Letter Agreement”) regarding outstanding payments owed to Platinum by the Company under the Corporate Advisory Services Agreement, dated as of December 15, 2016 (the “Advisory Agreement”). Pursuant to the CASA Letter Agreement, Platinum agreed to release the Company from its outstanding payment obligations under the Advisory Agreement in exchange for the right to a potential payment of $4.0 million upon the occurrence of certain reorganization events involving the Company and ceased providing any business advisory services to the Company.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of these instruments.
New Term Loan Facility. Because of the variable interest rates feature and recent initiation of these loans, we believe the carrying value approximates the fair value of the loans borrowed under this facility.
NOTE 15. LEASES
We have operating leases for certain corporate offices and operating locations and finance leases for certain vehicles. We determine if a contract is a lease or contains an embedded lease at the inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other current and other non-current assets, and operating lease liabilities are included in other current and other non-current liabilities in our consolidated balance sheets. Finance lease ROU assets are included in property and equipment, net, and finance lease liabilities are included in our current portion of long-term debt, and long-term debt on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our risk adjusted incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease. Our leases have remaining lease terms of less than one year to five years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Lease expense for lease payments is recognized on a straight-line basis over the non-cancelable term of the lease.
We recognized $0.7 million and $0.7 million of costs related to our operating leases during the three months ended June 30, 2020 and June 30, 2019, respectively. We recognized $1.4 million and $1.4 million of costs related to our operating leases during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, our operating leases have a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 5.63%.
We recognized $0.3 million and zero of costs related to our finance leases during the three months ended June 30, 2020 and June 30, 2019, respectively. We recognized $0.4 million and zero of costs related to our finance leases during the six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, our finance leases have a weighted average remaining lease term of 4.3 years and a weighted average discount rate of 5.11%.
Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019are as follows (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets under operating leases
Operating lease right-of-use assets, current portion	$3,593	$2,394
Operating lease right-of-use assets, non-current portion	439	2,404
Total operating lease assets	$4,032	$4,798

Operating lease liabilities, current portion	$2,599	$2,502
Operating lease liabilities, non-current portion	1,783	2,590
Total operating lease liabilities	$4,382	$5,092

Right-of-use assets under finance leases
Property and equipment, at cost	$5,246	$1,760
Less accumulated depreciation	554	183
Property and equipment, net	$4,692	$1,577

Current portion of long-term debt	$1,063	$419
Long-term debt	3,683	1,181
Total finance lease liabilities	$4,746	$1,600

The maturities of our operating and finance lease liabilities as of June 30, 2020 are as follows (in thousands):

	June 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$1,492	$638
2021	1,747	1,277
2022	705	1,277
2023	528	1,075
2024	189	792
Thereafter	—	225
Total lease payments	4,661	5,284
Less imputed interest	(279)	(538)
Total	$4,382	$4,746
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2020 and 2019 (in thousands):

As of and for the three months ended June 30, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$20,825	$3,971	$1,867	$8,087	$—	$—	$34,750
Intersegment revenues	10	54	—	5	—	(69)	—
Depreciation and amortization	4,138	1,349	1,164	717	686	—	8,054
Other operating expenses	18,992	4,340	2,521	7,259	10,429	—	43,541
Operating income (loss)	(2,305)	(1,718)	(1,818)	111	(11,115)	—	(16,845)
Interest expense, net of amounts capitalized	68	6	14	11	1,967	—	2,066
Income (loss) before income taxes	(2,364)	(1,718)	(1,831)	104	(13,087)	—	(18,896)
Long-lived assets(1)	115,036	16,001	14,135	15,202	50,164	—	210,538
Total assets	136,287	20,014	17,766	20,577	64,048	10,501	269,193
Capital expenditures	102	88	105	(9)	11	—	297

As of and for the three months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$67,884	$14,812	$11,747	$18,500	$—	$—	$112,943
Intersegment revenues	166	287	—	32	—	(485)	—
Depreciation and amortization	6,141	4,204	1,270	2,182	465	—	14,262
Other operating expenses	55,861	12,430	11,926	16,119	16,772	—	113,108
Operating income (loss)	5,882	(1,822)	(1,449)	199	(17,237)	—	(14,427)
Interest expense, net of amounts capitalized	26	6	14	10	8,464	—	8,520
Income (loss) before income taxes	5,867	(1,823)	(1,461)	185	(25,476)	—	(22,708)
Long-lived assets(1)	128,945	45,616	17,340	51,175	23,909	—	266,985
Total assets	178,747	59,541	27,949	63,880	58,610	14,788	403,515
Capital expenditures	983	—	1,151	1,898	3,290	—	7,322

As of and for the six months ended June 30, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$68,734	$13,563	$6,704	$21,057	$—	$—	$110,058
Intersegment revenues	125	225	—	34	5	(389)	—
Depreciation and amortization	8,167	4,182	2,338	2,228	1,365	—	18,280
Impairment expense	—	17,551	—	23,691	—	—	41,242
Other operating expenses	59,546	13,298	7,140	18,889	21,582	—	120,455
Operating income (loss)	1,021	(21,468)	(2,774)	(23,751)	(22,947)	—	(69,919)
Gain on debt restructuring	—	—	—	—	(170,648)	—	(170,648)
Interest expense, net of amounts capitalized	100	12	27	23	10,125	—	10,287
Income (loss) before income taxes	941	(21,468)	(2,800)	(23,769)	137,938	—	90,842
Long-lived assets(1)	115,036	16,001	14,135	15,202	50,164	—	210,538
Total assets	136,287	20,014	17,766	20,577	64,048	10,501	269,193
Capital expenditures	390	106	272	123	88	—	979

As of and for the six months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$132,910	$29,399	$22,420	$37,487	$—	$—	$222,216
Intersegment revenues	254	1,195	—	75	—	(1,524)	—
Depreciation and amortization	12,130	8,354	2,526	4,623	925	—	28,558
Other operating expenses	110,442	23,990	23,481	32,556	32,928	—	223,397
Operating income (loss)	10,338	(2,945)	(3,587)	308	(33,853)	—	(29,739)
Interest expense, net of amounts capitalized	36	13	30	21	17,653	—	17,753
Income (loss) before income taxes	10,336	(2,947)	(3,614)	291	(50,177)	—	(46,111)
Long-lived assets(1)	128,945	45,616	17,340	51,175	23,909	—	266,985
Total assets	178,747	59,541	27,949	63,880	58,610	14,788	403,515
Capital expenditures	2,813	2,073	1,917	2,055	3,504	—	12,362

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.
NOTE 17. ASSET IMPAIRMENT
Asset Impairments
During the six months ended June 30, 2020 the Company recognized an asset impairment of $41.2 million. The COVID-19 pandemic has resulted in significant economic disruption globally. Government action to restrict travel and suspend business operations has significantly reduced global economic activity. In addition, the recent steep decline in the price of crude oil has decreased the value in some of our long-lived assets.
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

Impairment of Long-Lived Assets
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets used in operations are assessed for impairment whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable based on the expected undiscounted future cash flow of an asset group. Long-lived assets must be grouped at the lowest level for which independent cash flows can be identified (asset groups). If the sum of the undiscounted cash flows is less than the carrying value of an asset group, the fair value of each asset group must be calculated and the carrying value is written down to the calculated fair value if necessary. If the fair value of an asset group exceeds the carrying value, no impairment expense is necessary for that asset group.
During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all five of our asset groups as a result of the significant economic impacts and the effects of COVID-19. The five asset groups were determined to be Rigs, Fluid Management Services - Trucks, Fluid Management Services - Saltwater Disposal Wells, Fishing & Rental Services, and Coiled Tubing Services. We assessed each asset group for impairment by comparing the undiscounted pretax cash flows to the carrying value of each asset group. We determined that all our asset groups, excluding Rigs, had carrying values that exceeded the undiscounted cash flows. The determination of undiscounted cash flows included management’s best estimates of the expected future cash flows per asset group for the next five years. The determinations of expected future cash flows and the salvage value of long-lived assets require considerable judgement and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of this impairment analysis will prove to be an accurate prediction of the future. Should our assumptions change significantly in future periods, it is possible we may determine the carrying values of the Rigs asset group exceeds the undiscounted pretax cashflows, which would result in an impairment expense.
It was determined that the fair value of the Fluid Management Services - Trucks, Fluid Management Services - Saltwater Disposal Wells, and Fishing & Rental Service asset groups was less than the carrying value of the respective asset groups by approximately $8.8 million, $14.8 million and $17.6 million, respectively, as of March 31, 2020. As a result, we recorded a total impairment charge of $41.2 million to asset impairment on the consolidated statements of income at March 31, 2020. We determined that the fair value of our Coiled Tubing Services asset group exceeded the carrying value. As such, no impairment expense was charged to the Coiled Tubing Services asset group.
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2020 and 2019, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the 2019 Form 10-K and the Q1 2020 Form 10-Q.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)	Average AESC Well Service Active Rig Count(3)
2020:
First Quarter	$41.00	$1.90	764	978
Second Quarter	$27.96	$1.70	378	498

2019:
First Quarter	$54.82	$2.92	1,023	1,295
Second Quarter	$59.88	$2.57	967	1,311
Third Quarter	$56.34	$2.38	894	1,263
Fourth Quarter	$56.82	$2.40	797	1,143

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

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

Rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2019 through the second quarter of 2020:

	Rig Hours	Trucking Hours	Key’s Working Days(1)
2020:
First Quarter	101,341	106,786	64
Second Quarter	43,526	71,007	63
Total 2020	144,867	177,793	127

2019:
First Quarter	151,309	150,740	63
Second Quarter	154,017	144,996	63
Third Quarter	142,151	150,518	64
Fourth Quarter	114,727	121,152	62
Total 2019	562,204	567,406	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
The outbreak of COVID-19 has caused an unprecedented global health crisis and significant economic disruption. National, state and local governments have instituted various measures including quarantining, stay-at-home orders and travel restrictions designed to slow the spread of COVID-19 and protect their populations and economies, including in the areas in which the Company operates. These actions have significantly curtailed economic activity, disrupted global supply chains and materially reduced demand for oil and natural gas, creating a supply and demand imbalance that has negatively impacted commodity prices. The decline in the demand and pricing for oil and natural gas has negatively impacted our customers and the demand for and pricing we receive for our services. These production cuts, other voluntary production curtailments and reduced new well drilling have helped to bring supply and demand closer to balance and stabilized commodity prices. However, US and international crude stocks remain at historically high levels and there remains a high degree of uncertainty regarding the timing and extent of any recovery in economic activity and energy demand. Although commodity prices have recovered from the lows of April 2020, pricing remains depressed compared to 2019 levels. Additionally, recent increases in COVID-19 infections have resulted in the re-implementation of travel and other restrictions on economic activity that were recently relaxed, which could further delay any improvement in energy demand. COVID-19 has also impacted how we conduct our business. While we have taken steps to keep our employees safe by supporting those affected, mandating that as many employees as possible work from home, and monitoring those who cannot do so and are required to be at work, our ability to serve our customers and execute our business could be adversely affected should a significant number of our employees contract COVID-19 and require quarantine. The extent to which our future results are affected by the COVID-19 pandemic and related economic downturn will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, and the speed and effectiveness of responses to combat the virus. COVID-19 may also adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business. For additional detail, please refer to Risk Factors in our 2019 Form 10-K and our Q1 2020 Form 10-Q.
We experienced a downturn in demand for our services in 2019, and this decline has increased in 2020 for the reasons discussed above. The macroeconomic events that began in March 2020 resulted in significant revisions to our customers’ capital spending programs for 2020. We expect reduced demand for our services and pricing pressure to continue for the foreseeable future, particularly as compared to the previous year. While activity levels have improved to 63 well service rigs working in July 2020 as compared to 47 well service rigs working in May 2020, as of the date of this filing, we have limited visibility into whether our customers will continue to resume their production maintenance activities, the timing of any increase in activity, or the extent of any improvement in demand for our services. However, as oil supply adjusts to demand and commodity prices stabilize, we expect demand for our services to increase as our customers begin to bring shut-in wells back on line and resume normal well maintenance work.
We initiated a number of actions in the fourth quarter 2019 aimed at conserving cash and protecting our liquidity, and these actions have continued into the second quarter of 2020, including: completing the refinancing of our capital structure, internally realigning our operations, exiting operations and areas to focus on certain markets where we had the best competitive positions, and reducing our overhead costs, including suspension of our 401K match, given the reduced operating footprint. We remain focused on maximizing our current equipment fleet, but we may further reduce our planned expenditures and defer acquisition of new equipment or maintenance if market conditions decline further.
Given the dynamic nature of the macroeconomic events discussed above, we are unable to reasonably estimate the period of time that these market conditions will exist, the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES	$34,750	$112,943	$110,058	$222,216
COSTS AND EXPENSES:
Direct operating expenses	29,904	90,564	91,565	178,758
Depreciation and amortization expense	8,054	14,262	18,280	28,558
General and administrative expenses	13,637	22,544	28,890	44,639
Impairment expense	—	—	41,242	—
Operating loss	(16,845)	(14,427)	(69,919)	(29,739)
Gain on debt restructuring	—	—	(170,648)	—
Interest expense, net of amounts capitalized	2,066	8,520	10,287	17,753
Other income, net	(15)	(239)	(400)	(1,381)
Income (loss) before income taxes	(18,896)	(22,708)	90,842	(46,111)
Income tax benefit (expense)	(229)	4,405	(973)	4,367
NET INCOME (LOSS)	$(19,125)	$(18,303)	$89,869	$(41,744)
Consolidated Results of Operations — Three Months Ended June 30, 2020 and 2019
Revenues
Our revenues for the three months ended June 30, 2020 decreased $78.2 million, or 69.2%, to $34.8 million from $112.9 million for the three months ended June 30, 2019, due to lower customer spending and activity as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Three Months Ended June 30, 2020 and 2019” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $60.7 million, to $29.9 million (86.1% of revenues), for the three months ended June 30, 2020, compared to $90.6 million (80.2% of revenues) for the three months ended June 30, 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to the decrease in activity levels discussed above.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.2 million, or 43.5%, to $8.1 million during the three months ended June 30, 2020, compared to $14.3 million for the three months ended June 30, 2019. This decrease is primarily due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 of $41.2 million that reduced their depreciable base for future periods.

General and Administrative Expenses
General and administrative expenses decreased $8.9 million, to $13.6 million (39.2% of revenues), for the three months ended June 30, 2020, compared to $22.5 million (20.0% of revenues) for the three months ended June 30, 2019. The decrease is primarily due to lower employee compensation costs of $4.4 million due to reduced staffing levels and a $3.1 million decrease in professional fees.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $6.5 million, or 75.8%, to $2.1 million for the three months ended June 30, 2020, compared to $8.5 million for the same period in 2019. This decrease is primarily related to the March 2020 restructuring that reduced debt balances by approximately $190 million and the related decrease in interest expense under the New Term Loan Facility.
Other Income, Net
During the quarter ended June 30, 2020, we recognized other income, net, of less than $0.1 million, compared to other income, net, of $0.2 million for the quarter ended June 30, 2019.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019
Interest income	$(25)	$(195)
Other	10	(44)
Total	$(15)	$(239)
Income Tax Benefit (Expense)
We recorded an income tax expense of $0.2 million on a pre-tax loss of $18.9 million in the three months ended June 30, 2020, compared to an income tax benefit of $4.4 million on a pre-tax loss of $22.7 million in the three months ended June 30, 2019. Our effective tax rate was (1.2)% for the three months ended June 30, 2020, compared to 19.4% for the three months ended June 30, 2019. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets and a true-up adjustment to income tax receivable.
Segment Operating Results — Three Months Ended June 30, 2020 and 2019
The following table shows operating results for each of our segments for the three months ended June 30, 2020 and 2019 (in thousands):

For the three months ended June 30, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$20,825	$3,971	$1,867	$8,087	$—	$34,750
Operating expenses	23,130	5,689	3,685	7,976	11,115	51,595
Operating income (loss)	(2,305)	(1,718)	(1,818)	111	(11,115)	(16,845)

For the three months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$67,884	$14,812	$11,747	$18,500	$—	$112,943
Operating expenses	62,002	16,634	13,196	18,301	17,237	127,370
Operating income (loss)	5,882	(1,822)	(1,449)	199	(17,237)	(14,427)

Rig Services
Revenues for our Rig Services segment decreased $47.1 million, or 69.3%, to $20.8 million for the three months ended June 30, 2020, compared to $67.9 million for the three months ended June 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $7.9 million of revenue in the corresponding 2019 period that did not re-occur in 2020.
Operating expenses for our Rig Services segment were $23.1 million during the three months ended June 30, 2020, which represented a decrease of $38.9 million, or 62.7%, compared to $62.0 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, equipment expense due to a decrease in activity levels and a decrease in depreciation expense of due certain assets becoming fully depreciated in December of 2019.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $10.8 million, or 73.2%, to $4.0 million for the three months ended June 30, 2020, compared to $14.8 million for the three months ended June 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy.
Operating expenses for our Fishing and Rental Services segment were $5.7 million during the three months ended June 30, 2020, which represented a decrease of $10.9 million, or 65.8%, compared to $16.6 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, equipment expense due to a decrease in activity levels, and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods and a decrease in repair and maintenance expense due to lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $9.9 million, or 84.1%, to $1.9 million for the three months ended June 30, 2020, compared to $11.7 million for the three months ended June 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. These market conditions also reduced the price we received for our services. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $4.2 million of revenue in the corresponding 2019 period.
Operating expenses for our Coiled Tubing Services segment were $3.7 million during the three months ended June 30, 2020, which represented a decrease of $9.5 million, or 72.1%, compared to $13.2 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $10.4 million, or 56.3%, to $8.1 million for the three months ended June 30, 2020, compared to $18.5 million for the three months ended June 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $2.2 million of revenue in the corresponding 2019 period that did not re-occur in 2020.
Operating expenses for our Fluid Management Services segment were $8.0 million during the three months ended June 30, 2020, which represented a decrease of $10.3 million, or 56.4%, compared to $18.3 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels and a decrease in depreciation expense certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $6.1 million, or 35.5%, to $11.1 million (32.0% of consolidated revenues) for the three months ended June 30, 2020 compared to $17.2 million (15.3% of consolidated revenues) for the same period in 2019. The decrease is primarily due to lower employee compensation costs of $3.0 million due to reduced staffing levels and a $3.1 million decrease in professional fees.

Consolidated Results of Operations — Six Months Ended June 30, 2020 and 2019
Revenues
Our revenues for the six months ended June 30, 2020 decreased $112.2 million, or 50.5%, to $110.1 million from $222.2 million for the six months ended June 30, 2019, due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Six Months Ended June 30, 2020 and 2019” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $87.2 million, to $91.6 million (83.2% of revenues), for the six months ended June 30, 2020, compared to $178.8 million (80.4% of revenues) for the six months ended June 30, 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels as compared to the corresponding 2019 period.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $10.3 million, or 36.0%, to $18.3 million during the six months ended June 30, 2020, compared to $28.6 million for the six months ended June 30, 2019. This decrease is primarily due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.
General and Administrative Expenses
General and administrative expenses decreased $15.7 million, to $28.9 million (26.2% of revenues), for the six months ended June 30, 2020, compared to $44.6 million (20.1% of revenues) for the six months ended June 30, 2019. The decrease is primarily due to lower employee compensation costs of $5.8 million due to reduced staffing levels and a $13.6 million decrease in professional fees.
Impairment Expense
During the six months ended June 30, 2020, the Company recognized an asset impairment of $41.2 million. It was determined that the fair value of the assets of Fluid Management Services and Fishing & Rental Services was less than the carrying value of those respective segment’s assets. As a result, we recorded an impairment of $17.6 million and $23.7 million at those segments, respectively.
Gain on debt restructuring
During the six months ended June 30, 2020 the Company recognized a gain of $170.6 million related to the recent restructuring of corporate debt. For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 1. General” and “Note 7. Debt.”
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $7.5 million, or 42.1%, to $10.3 million for the six months ended June 30, 2020, compared to $17.8 million for the same period in 2019. This decrease is primarily related to the March 2020 restructuring that reduced debt balances by approximately $190 million and the related decrease in interest expense under the New Term Loan Facility.
Other Income, Net
During the six months ended June 30, 2020, we recognized other income, net, of $0.4 million, compared to other income, net, of $1.4 million for the six months ended June 30, 2019.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Interest income	$(82)	$(517)
Other	(318)	(864)
Total	$(400)	$(1,381)

Income Tax Benefit (Expense)
We recorded an income tax expense of $1.0 million on a pre-tax income of $90.8 million for the six months ended June 30, 2020, compared to an income tax benefit of $4.4 million on a pre-tax loss of $46.1 million for the same period in 2019. Our effective tax rate was 1.1% for the six months ended June 30, 2020, compared to 9.5% for the six months ended June 30, 2019. Our variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets and a true-up adjustment to income tax receivable.
Segment Operating Results — Six Months Ended June 30, 2020 and 2019
The following table shows operating results for each of our segments for the six months ended June 30, 2020 and 2019 (in thousands):

For the six months ended June 30, 2020
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$68,734	$13,563	$6,704	$21,057	$—	$110,058
Operating expenses	67,713	35,031	9,478	44,808	22,947	179,977
Operating income (loss)	1,021	(21,468)	(2,774)	(23,751)	(22,947)	(69,919)

For the six months ended June 30, 2019
	Rig Services	Fishing and Rental Services	Coiled Tubing Services	Fluid Management Services	Functional Support	Total
Revenues from external customers	$132,910	$29,399	$22,420	$37,487	$—	$222,216
Operating expenses	122,572	32,344	26,007	37,179	33,853	251,955
Operating income (loss)	10,338	(2,945)	(3,587)	308	(33,853)	(29,739)
Rig Services
Revenues for our Rig Services segment decreased $64.2 million, or 48.3%, to $68.7 million for the six months ended June 30, 2020, compared to $132.9 million for the six months ended June 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $17.3 million of revenue in the corresponding 2019 period that did not re-occur in 2020.
Operating expenses for our Rig Services segment were $67.7 million for the six months ended June 30, 2020, which represented a decrease of $54.9 million, or 44.8%, compared to $122.6 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, equipment expense due to a decrease in activity levels and a decrease in depreciation expense of due certain assets becoming fully depreciated in December of 2019.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $15.8 million, or 53.9%, to $13.6 million for the six months ended June 30, 2020, compared to $29.4 million for the six months ended June 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy.
Operating expenses for our Fishing and Rental Services segment were $35.0 million for the six months ended June 30, 2020, which represented an increase of $2.7 million, or 8.3% compared to $32.3 million for the same period in 2019. This increase is primarily a result of the $17.6 million impairment of assets in the first quarter of 2020 partially offset by a decrease in employee headcount and related compensation costs due to a decrease in activity levels and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods and a decrease in repair and maintenance expense due to lower activity levels.

Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $15.7 million, or 70.1%, to $6.7 million for the six months ended June 30, 2020, compared to $22.4 million for the six months ended June 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. These market conditions also reduced the price we received for our services. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $6.7 million of revenue in the corresponding 2019 period that did not re-occur in 2020.
Operating expenses for our Coiled Tubing Services segment were $9.5 million for the six months ended June 30, 2020, which represented a decrease of $16.5 million, or 63.6%, compared to $26.0 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels as compared to the prior year.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $16.4 million, or 43.8%, to $21.1 million for the six months ended June 30, 2020, compared to $37.5 million for the six months ended June 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $4.6 million of revenue in the corresponding 2019 period that did not re-occur in 2020.
Operating expenses for our Fluid Management Services segment were $44.8 million for the six months ended June 30, 2020, which represented an increase of $7.6 million, or 20.5%, compared to $37.2 million for the same period in 2019. This increase is primarily a result of the $23.7 million impairment of assets recorded in the first quarter of 2020, partially offset by a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels versus the prior year and a decrease in depreciation expense certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $10.9 million, or 32.2%, to $22.9 million (20.8% of consolidated revenues) for the six months ended June 30, 2020 compared to $33.9 million (15.2% of consolidated revenues) for the same period in 2019. The decrease is primarily related to a credit of $4.3 million recorded in March 2020 related to a restructuring related concession on accrued professional fees and lower employee compensation costs of $3.2 due to reduced staffing levels and a $13.7 million decrease in professional fees, partially offset by an increase in insurance claims of $5.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Effective as of March 6, 2020, we completed the Restructuring of our capital structure and indebtedness and, among other things, reduced our outstanding debt from $241.9 million as of December 31, 2019 to $51.2 million as of the closing of the Restructuring. For more information on the Restructuring, see “--Restructuring and Reverse Stock Split” above.
We require capital to fund our ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions, our debt service payments and our other obligations. We expect to utilize our internally generated cash flows from operations, current reserves of cash, availability under the New ABL Facility and proceeds from the sale of assets to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations.
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
The decrease in oil and natural gas prices has adversely affected our customers and resulted in a decrease in the creditworthiness of some our customers. While we historically have not experienced significant losses related to customer creditworthiness, our allowance for doubtful accounts as a percentage of accounts receivable has increased and if current conditions persist, there is no assurance that we will not experience losses in the future or delays in collecting our receivables.

Beginning in the fourth quarter of 2019, we have focused on cost control measures related to operational and general and administrative expenses to reduce cash costs during this time period and with the goal of preserving margins and improving working capital until our customers increase spending.
Due to the uncertainty regarding future oil and natural gas prices and the effect the COVID-19 pandemic will continue to have on our results of operations and financial condition, there is substantial doubt as to the Company’s ability to continue as a going concern. Management has prepared the consolidated condensed financial statements as of June 30, 2020 in accordance with US GAAP applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated condensed financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
Current Financial Condition and Liquidity
As of June 30, 2020, we had total liquidity of $14.7 million which consisted of $6.9 million cash and cash equivalents and $7.8 million of borrowing capacity available under our ABL Facility. As of December 31, 2019, prior to the Restructuring, we had $14.4 million cash and cash equivalents and, although we had $24.0 million of borrowing capacity available, we were unable to borrow any amounts under the ABL Facility.
Our working capital was $(2.7) million as of June 30, 2020, compared to $(0.7) million as of December 31, 2019. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents, accounts receivable and prepaid assets partially offset by a decrease in accrued interest and other accrued interest expenses attributable to the March 2020 restructuring. As of June 30, 2020, we had no borrowings outstanding, $36.3 million of letters of credit, $28.6 million posted as additional collateral recorded in deposits on our balance sheet and $7.8 million of borrowing capacity available under our ABL Facility. The additional collateral is required to support our outstanding letters of credit and to maintain compliance with the minimum borrowing capacity covenant under our New ABL Facility. As of August 7, 2020, we had no borrowings outstanding $36.3 million of letters of credit, $28.9 million posted as additional collateral recorded in deposits on our balance sheet and $9.3 million of borrowing capacity available under our ABL Facility.
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(38,211)	$(11,363)
Cash paid for capital expenditures	(979)	(12,362)
Proceeds received from sale of fixed assets	3,363	4,780
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(3)	(1,250)
Repayments of finance lease obligations	(340)	—
Payment of deferred financing costs	(1,385)	(828)
Other financing activities, net	(7)	(4)
Net decrease in cash, cash equivalents and restricted cash	$(7,562)	$(21,027)
Cash used in operating activities was $38.2 million for the six months ended June 30, 2020 compared to cash used in operating activities of $11.4 million for the six months ended June 30, 2019. Cash used in operating activities for the six months ended June 30, 2020 was primarily related to net losses adjusted for noncash items and a decrease in accrued interest and other accrued liabilities partially offset by a decrease in accounts receivables. Cash used in operating activities for the six months ended June 30, 2019 was primarily related to net losses adjusted for noncash items.
Cash provided by investing activities was $2.4 million for the six months ended June 30, 2020 which consisted of $3.4 million in proceeds from sales in assets, partially offset by $1.0 million of capital expenditures. Cash used in investing activities of $7.6 million for the six months ended June 30, 2019 which consisted of $12.4 million of capital expenditures, partially offset by $4.8 million in proceeds from sales of assets. Our capital expenditures are primarily related to the ongoing maintenance of our equipment and the addition of new equipment.

Cash provided by financing activities was $28.3 million for the six months ended June 30, 2020 compared to cash used in financing activities of $2.1 million for the six months ended June 30, 2019. Financing cash inflows for the six months ended June 30, 2020 primarily relate to proceeds of long-term debt related to the March 2020 refinancing. Financing cash outflows for the six months ended June 30, 2019 primarily relate to the repayment of long-term debt.
Debt Service
As of June 30, 2020, our annual debt maturities for our New Term Loan Facility were as follows (in thousands):

Year	Principal Payments
Remainder of 2020	$7
2021	1,200
2022	—
2023	—
2024	—
2025	50,000
Total principal payments	$51,207
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
The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of at least 1.00 to 1.00. As of June 30, 2020, we have no borrowings outstanding, $36.3 million of letters of credit, $28.6 million posted as additional collateral recorded in deposits on our balance sheet and $7.8 million of borrowing capacity available under our ABL Facility. The additional collateral is required to maintain compliance with the minimum borrowing capacity available under our New ABL Facility.
On May 20, 2020, the ABL Borrowers, the ABL Lenders and Administrative Agent, entered into Amendment No. 4 to the New ABL Facility. Pursuant to the Fourth Amendment, the parties agreed, among other things, to (i) reduce the Lenders’ aggregate commitments to make revolving loans to $50 million, (ii) increase the applicable interest rate margin by 100 basis points to 375-425 basis points for LIBOR borrowings (with a 1.00% LIBOR floor) and 275-325 basis points for base rate borrowings (with a 2.00% base rate floor), in each case depending on the fixed charge coverage ratio at the time of determination, (iii) lower the availability thresholds for triggering certain covenants and (iv) add certain reporting requirements.
As of June 30, 2020, we were in compliance with all covenants under our New ABL Facility.
New Term Loan Facility
On March 6, 2020, the Company entered into an amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there were approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of June 30, 2020, there was $51.2 million outstanding under the New Term Loan Facility.
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
As of June 30, 2020, we were in compliance with all covenants under our Term Loan Facility.
Capital Expenditures
During the six months ended June 30, 2020, our capital expenditures totaled $1.0 million. In light of the decline in planned E&P capital spending, reduced activity by our customers and consequent reduced demand for our services, in April, we reduced our capital expenditure plan for 2020 from the original amount of $15 to $20 million to the current amount of approximately $5 million. These capital expenditures are primarily related to the ongoing maintenance of our equipment and addition of new equipment. Our capital expenditure program for 2020 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2020 will be the maximization of our current equipment fleet. We may also further reduce our planned expenditures, defer acquisition of new equipment or maintenance and dispose of noncore assets if market conditions decline further. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.
Off-Balance Sheet Arrangements
At June 30, 2020 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
There are numerous factors that may adversely affect our business and results of operations, many of which are beyond our control, which seem immaterial or which are unknown to us currently. In addition to information set forth in this report, including in Part I, Item 8 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” you should carefully read and consider the factors set out in Part I, Item 1A “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A “Risk Factors” in our Q1 2020 Form 10-Q. The unprecedented nature of the current pandemic and downturn in the worldwide economy and oil and gas industry may make it more difficult to identify all the risks to our business, results of operations and financial condition and the ultimate impact of identified risks.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2020 to April 30, 2020	60	$2.09
May 1, 2020 to May 31, 2020	—	—
June 1, 2020 to June 30, 2020	—	—
Total	60	$2.09

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
Unregistered Sales of Equity Securities
As discussed in Part I of this report, in accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50. Such securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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

10.1+
Employment Agreement, dated as of June 15, 2020, between Key Energy Services, Inc. and Nelson Haight (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2020, File No. 001-08038).

10.2
Amendment No. 4 to Loan Agreement, dated as of May 20, 2020, by and among Key Energy Services, Inc., Key Energy Services, LLC, the Lenders party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 22, 2020, File No. 001-08038).

10.3*+	Form of Amended and Restated 2019 Equity and Cash Incentive Plan Performance-Based Restricted Stock Unit Award Agreement

10.4*+	Form of Amended and Restated 2019 Equity and Cash Incentive Plan Time-Vested Restricted Stock Unit Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

+	Compensatory arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES INC.

Date:	August 14, 2020	By:	/s/ NELSON M. HAIGHT
Nelson M. Haight
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)