Form 10-Q
period 2020-09-30
KEY ENERGY SERVICES INC
filed 2020-11-16
CIK 318996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

Form 10-Q

_____________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

As of October 30, 2020, the number of outstanding shares of common stock of the registrant was 13,781,347.

KEY ENERGY SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2020

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

Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

●	public health crises, such as the COVID-19 pandemic, including its impact on economic and other conditions globally, demand for oil and natural gas, and any related actions taken by businesses and governments, among others;
●	adverse conditions in the services and oil and natural gas industries, especially declines or volatility in oil and natural gas prices and capital expenditures by oil and natural gas companies;
●	our ability to satisfy our cash and liquidity needs, including our ability to generate sufficient liquidity or cash flow from operations or to obtain adequate financing to fund our operations or otherwise meet our obligations as they come due;
●	our ability to retain employees, customers or suppliers as a result of our financial condition generally or as a result of our recent Restructuring (as defined below);
●	our inability to achieve the potential benefits of the Restructuring;
●	our ability to achieve the benefits of cost-cutting initiatives, including our plan to optimize our geographic footprint (including exiting certain locations and reducing our regional and corporate overhead costs);
●	our ability to implement price increases or maintain pricing on our core services;
●	risks that we may not be able to reduce, and could even experience increases in, the costs of labor, fuel, equipment and supplies employed in our businesses;
●	industry capacity;
●	actions by OPEC and non-OPEC oil producing countries;
●	asset impairments or other charges;
●	the low demand for our services and resulting operating losses and negative cash flows;
●	the highly competitive nature of our industry;

●	operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;
●	significant costs and potential liabilities resulting from compliance with applicable laws, including those resulting from environmental, health and safety laws and regulations, specifically those relating to hydraulic fracturing, as well as climate change legislation or initiatives;
●	our historically high employee turnover rate and our ability to replace or add workers, including executive officers and skilled workers;
●	our ability to implement technological developments and enhancements;
●	severe weather impacts on our business, including from hurricane activity;
●	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;
●	our ability to achieve the benefits expected from business combinations, disposition or acquisition transactions;
●	the loss of one or more of our larger customers;
●	the amount of our debt, the limitations imposed by the covenants in the agreements governing our debt, and our ability to comply with covenants under our debt agreements;
●	an increase in our debt service obligations due to variable rate indebtedness;
●	our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue, and/or operating income and the possibility of our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or business segments individually);
●	our ability to respond to changing or declining market conditions;
●	adverse impact of litigation or disputes; and
●	other factors affecting our business and financial condition described under “Risk Factors” in the 2019 Form 10-K and in the Q1 2020 Form 10-Q.

The unprecedented nature of the COVID-19 pandemic and recent market decline may make it more difficult to identify potential risks, give rise to risks that are currently unknown, or amplify the impact of known risks.

PART I — FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,542	$14,426
Restricted cash	250	250
Accounts receivable, net of allowance for doubtful accounts of $420 and $881, respectively	26,433	51,091
Inventories	13,415	13,565
Other current assets	10,504	22,260
Total current assets	55,144	101,592
Property and equipment	381,385	432,917
Accumulated depreciation	(219,626)	(205,352)
Property and equipment, net	161,759	227,565
Intangible assets, net	303	347
Other non-current assets	39,354	18,366
TOTAL ASSETS	$256,560	$347,870
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,361	$8,700
Current portion of long-term debt	1,089	2,919
Other current liabilities	52,160	90,715
Total current liabilities	61,610	102,334
Long-term debt	55,291	240,007
Workers’ compensation, vehicular and health insurance liabilities	26,617	26,072
Interest payable	14,913	—
Other non-current liabilities	20,436	30,710
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 150,000,000 and 2,000,000 shares authorized, 13,781,347 and 410,990 outstanding	340	206
Additional paid-in capital	308,427	265,588
Retained deficit	(231,074)	(317,047)
Total equity	77,693	(51,253)
TOTAL LIABILITIES AND EQUITY	$256,560	$347,870

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES	$42,911	$106,523	$152,969	$328,739
COSTS AND EXPENSES:
Direct operating expenses	33,556	87,956	125,121	266,714
Depreciation and amortization expense	7,107	14,584	25,387	43,142
General and administrative expenses	12,269	21,375	41,159	66,014
Impairment expense	—	—	41,242	—
Operating loss	(10,021)	(17,392)	(79,940)	(47,131)
Gain on debt restructuring	—	—	(170,648)	—
Interest expense, net of amounts capitalized	2,238	8,411	12,525	26,164
Other income, net	(8,362)	(351)	(8,762)	(1,732)
Income (loss) before income taxes	(3,897)	(25,452)	86,945	(71,563)
Income tax benefit (expense)	1	(37)	(972)	4,330
NET INCOME (LOSS)	$(3,896)	$(25,489)	$85,973	$(67,233)
Income (loss) per share:
Basic	$(0.28)	$(62.32)	$8.14	$(164.79)
Diluted	$(0.28)	$(62.32)	$8.08	$(164.79)
Weighted average shares outstanding:
Basic	13,781	409	10,562	408
Diluted	13,781	409	10,638	408

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$85,973	$(67,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	25,387	43,142
Impairment expense	41,242	—
Bad debt expense	1,156	538
Accretion of asset retirement obligations	128	126
Gain on debt restructuring	(170,648)	—
Amortization of deferred financing costs	451	346
Gain on disposal of assets, net	(1,280)	(3,785)
Share-based compensation	697	3,499
Changes in working capital:
Accounts receivable	23,502	6,469
Other current assets	11,906	5,224
Accounts payable, accrued interest and accrued expenses	(26,417)	(9,077)
Share-based compensation liability awards	1	5
Cash collateral	(22,400)	—
Other assets and liabilities	(11,364)	3,961
Net cash used in operating activities	(41,666)	(16,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,220)	(16,483)
Proceeds from sale of assets	5,002	8,362
Net cash provided by (used in) investing activities	3,782	(8,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(6)	(1,875)
Repayments of finance lease obligations	(601)	(59)
Payment of deferred financing costs	(1,385)	(828)
Repurchases of common stock	(8)	(37)
Net cash provided by (used in) financing activities	28,000	(2,799)
Net decrease in cash, cash equivalents and restricted cash	(9,884)	(27,705)
Cash, cash equivalents, and restricted cash, beginning of period	14,676	50,311
Cash, cash equivalents, and restricted cash, end of period	$4,792	$22,606

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of our growth strategy is to make acquisitions that will strengthen our core services or presence in selected markets, and that we also make strategic divestitures from time to time. We expect that the industry in which we operate will experience consolidation, and we expect to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.

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

The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event.

Market Conditions and COVID-19

As a company that provides services to oil and gas exploration and development companies, we are exposed to a number of risks and uncertainties that are inherent to our industry. In addition to such industry-specific risks, the global public health crisis associated with the novel coronavirus (“COVID-19”) has, and is anticipated to continue to have, an adverse effect on global economic activity for the immediate future and has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. The slowdown in global economic activity attributable to COVID-19 has resulted in a dramatic decline in the demand for energy, which directly impacts our industry and the Company. In addition, global crude oil prices experienced a decline in late 2019 and a collapse starting in early March 2020 as a direct result of failed negotiations between the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia regarding reduced supply of oil. As the breadth of the COVID-19 health crisis expanded throughout the month of March 2020 and governmental authorities implemented more restrictive measures to limit person-to-person contact, global economic activity continued to decline commensurately. The associated impact on the energy industry has been adverse and continued to be exacerbated by the unresolved conflict regarding production. In the second week of April, OPEC, Russia and certain other petroleum producing nations (“OPEC+”) reconvened to discuss the matter of production cuts in light of unprecedented disruption and supply and demand imbalances that expanded since the failed negotiations in early March 2020. Agreements were reached to cut production by up to 10 million barrels of oil per day with allocations to be made among the OPEC+ participants. In early June, these agreements were further extended through July 2020. These production cuts, other voluntary production curtailments and reduced drilling have helped to bring demand and supply closer to balance and stabilized commodity prices. However, US and international crude oil stocks remain volatile and relatively high, commodity prices remain depressed relative to 2019 levels, and there remains continued uncertainty around the timing of any recovery in economic activity, the amount of future oil and gas production and the demand for energy.  Additionally, certain communities around the world have recently experienced increases in COVID-19 infection rates, which has resulted in the reinstatement of travel restrictions and business closures to curtail the spread of COVID-19.

Despite a significant decline in drilling by U.S. producers starting in mid-March 2020, domestic supply continued to exceed demand through May 2020, which led to significant operational stress due to capacity limitations associated with storage, pipeline and refining infrastructure, particularly within the Gulf Coast region. While these trends began to reverse in June 2020 due to production curtailments, natural well decline and reduced drilling activity, there remains a historically high amount of crude oil in storage. The combined effect of the aforementioned factors has had an adverse impact on the industry in general and our operations specifically.

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

Restructuring and Reverse Stock Split

On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to the RSA and the Restructuring contemplated thereby, among other things, we effected the following transactions and changes to our capital structure and governance:

●	pursuant to exchange agreements entered into at the closing of the Restructuring, we exchanged approximately $241.9 million aggregate outstanding principal of our term loans (together with accrued interest thereon) held by Supporting Term Lenders under our Prior Term Loan Facility into (i) approximately 13.4 million newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP (each as defined below)) and (ii) $20 million of term loans under our new $51.2 million term loan facility (the “New Term Loan Facility”), each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility;
●	completed a 1-for-50 reverse stock split of our outstanding common stock. All pre-Restructuring shares prices, including shares outstanding and earnings per share, have been adjusted to reflect the 1-for-50 reverse stock split;
●	distributed to our common stockholders of record as of February 18, 2020 two series of warrants (the “New Warrants”);
●	entered into the $51.2 million New Term Loan Facility, of which (i) $30 million was funded at closing of the Restructuring with new cash proceeds from the Supporting Term Lenders and $20 million was issued in exchange for term loans held by the Supporting Term Lenders under the Prior Term Loan Facility as described above and (ii) an approximate $1.2 million was a senior secured term loan tranche in respect of term loans held by lenders under the Prior Term Loan Facility who were not Supporting Term Lenders;
●	entered into the New ABL Facility (as defined below);
●	adopted a new management incentive plan (the “MIP”) representing up to 9% of the Company’s outstanding shares after giving effect to the issuance of shares described above; and
●	made certain changes to the Company’s governance, including changes to our Board of Directors (the “Board”), amendments to our governing documents and entry into the Stockholders Agreement (as defined below) with the Supporting Term Lenders.

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

In accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series, each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.

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

Coronavirus Aid, Relief and Economic Security Act (“CARES Act”)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. It is a large tax-and-spending package intended to provide additional economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company’s income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. In addition to income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security tax payments. Specifically, the CARES Act permits an employer to defer 50 percent of its 2020 social security tax payments to the end of 2021 and the remaining 50 percent to the end of 2022. Beginning in April of 2020, we began deferring our employer social security payments (“payroll tax”) and approximately $2.4 million of payroll tax has been deferred as of September 30, 2020. Also, the Company qualifies for the refundable payroll tax credits (“employee retention credit”) and has recognized approximately $1.6 million of an employee retention credit for the period ending September 30, 2020.  The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues are recognized when control of the promised goods or services is transferred to our customers, and in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following table presents our revenues disaggregated by revenue source (in thousands). Sales taxes are excluded from revenues.

	Nine Months Ended
	September 30,
	2020	2019
Rig Services	$98,332	$197,375
Fishing and Rental Services	17,648	43,534
Coiled Tubing Services	8,418	32,134
Fluid Management Services	28,571	55,696
Total	$152,969	$328,739

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

NOTE 4. EQUITY

A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2020 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional
	Number of		Paid-in
	Shares	Amount at Par	Capital	Retained Deficit	Total
Balance at December 31, 2019	411	$206	$265,588	$(317,047)	$(51,253)
Common stock purchases	(1)	(1)	(7)	—	(8)
Share-based compensation	3	2	(75)	—	(73)
Issuance of shares pursuant to the Restructuring Support Agreement	13,368	133	41,855	—	41,988
Issuance of warrants pursuant to the Restructuring Support Agreement	—	—	296	—	296
Net income	—	—	—	108,994	108,994
Balance at March 31, 2020	13,781	340	307,657	(208,053)	99,944
Share-based compensation	—	—	325	—	325
Net loss	—	—	—	(19,125)	(19,125)
Balance at June 30, 2020	13,781	340	307,982	(227,178)	81,144
Share-based compensation	—	—	445	—	445
Net loss	—	—	—	(3,896)	(3,896)
Balance at September 30, 2020	13,781	$340	$308,427	$(231,074)	$77,693

A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2019 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional
	Number of		Paid-in
	Shares	Amount at Par	Capital	Retained Deficit	Total
Balance at December 31, 2018	407	$204	$264,945	$(219,629)	$45,520
Share-based compensation	—	—	816	—	816
Net loss	—	—	—	(23,441)	(23,441)
Balance at March 31, 2019	407	204	265,761	(243,070)	22,895
Common stock purchases	—	—	(4)	—	(4)
Share-based compensation	1	—	1,414	—	1,414
Net loss	—	—	—	(18,303)	(18,303)
Balance at June 30, 2019	408	204	267,171	(261,373)	6,002
Common stock purchases	—	—	(33)	—	(33)
Share-based compensation	2	1	1,268	—	1,269
Net loss	—	—	—	(25,489)	(25,489)
Balance at September 30, 2019	410	$205	$268,406	$(286,862)	$(18,251)

NOTE 5. OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other current assets:
Prepaid current assets	$3,008	$13,118
Reinsurance receivable	6,442	6,475
Operating lease right-of-use assets	1,054	2,394
Other	—	273
Total	$10,504	$22,260

The table below presents comparative detailed information about other non-current assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other non-current assets:
Reinsurance receivable	$6,875	$6,887
Deposits	29,851	8,689
Operating lease right-of-use assets	2,332	2,404
Other	296	386
Total	$39,354	$18,366

The table below presents comparative detailed information about other current liabilities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other current liabilities:
Accrued payroll, taxes and employee benefits	$7,954	$14,463
Accrued operating expenditures	8,199	12,919
Income, sales, use and other taxes	6,553	5,115
Self-insurance reserve	23,503	25,366
Accrued interest	1,607	15,476
Accrued insurance premiums	118	4,990
Unsettled legal claims	2,061	7,020
Accrued severance	—	2,636
Operating leases	2,114	2,502
Other	51	228
Total	$52,160	$90,715

The table below presents comparative detailed information about other non-current liabilities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Other non-current liabilities:
Asset retirement obligations	$8,842	$9,035
Environmental liabilities	1,820	2,047
Accrued sales, use and other taxes	5,344	17,005
Deferred tax liabilities	468	—
Operating leases	1,540	2,590
Federal insurance contributions act tax	2,390	—
Other	32	33
Total	$20,436	$30,710

NOTE 6. INTANGIBLE ASSETS

The components of our other intangible assets as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Trademark:
Gross carrying value	$520	$520
Accumulated amortization	(217)	(173)
Net carrying value	$303	$347

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted
	average remaining	Expected amortization expense (in thousands)
	amortization	Remainder of
	period (years)	2020	2021	2022	2023	2024
Trademarks	5.3	$14	$58	$58	$58	$58

Amortization expense for our intangible assets was less than $0.1 million for the three and nine months ended September 30, 2020 and 2019.

NOTE 7. DEBT

As of September 30, 2020 and December 31, 2019, the components of our debt were as follows (in thousands):

	September 30, 2020	December 31, 2019
Term Loan Facility due 2025	$50,000	$—
Term Loan Facility due 2021	1,204	243,125
Interest in kind	3,423	—
Unamortized debt issuance costs	(2,732)	(1,799)
Finance lease obligation	4,485	1,600
Total	56,380	242,926
Less current portion(1)	(1,089)	(2,919)
Long-term debt	$55,291	$240,007

(1)	Of the current portion of debt, $1.1 million and $0.4 million is related to finance leases as of September 30, 2020 and December 31, 2019, respectively.

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

New ABL Facility

On March 6, 2020, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into Amendment No. 3 to the Company’s existing ABL facility, dated as of December 15, 2016 (as amended, the “New ABL Facility”) with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”) for the ABL Lenders. The New ABL Facility provided for aggregate commitments from the ABL Lenders of $70 million and matures on the earlier of (x) April 5, 2024 and (y) 181 days prior to the scheduled maturity date of the Company’s term loan facility or the scheduled maturity date of the Company’s other material debt in an aggregate principal amount exceeding $15 million.

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

On August 28, 2020, the ABL Borrowers, the ABL Lenders and the Administrative Agent, entered into Amendment No. 5 to the New ABL Facility to, among other things, permit the ABL Borrowers to undertake sale and leaseback transactions with an aggregate fair market value of up to $5.0 million during the term of the New ABL Agreement.

As of September 30, 2020, we had no borrowings outstanding, $36.3 million of letters of credit, $27.4 million posted as additional collateral recorded in deposits on our balance sheet and $8.7 million of borrowing capacity available under our New ABL Facility. The letters of credit are related to our workers’ compensation and auto insurance costs. The additional collateral is required to collateralize our outstanding letters of credit and maintain compliance with the current minimum borrowing capacity availability requirement of $7.5 million under our New ABL Facility.

As of September 30, 2020, we were in compliance with all covenants under our New ABL Facility.

New Term Loan Facility

On March 6, 2020, the Company entered into an amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there was approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of September 30, 2020, there was $54.6 million outstanding under the New Term Loan Facility including interest in kind.

For the $20 million new term loans excluding new money which were accounted for as a troubled debt restructuring with a modification of terms in accordance with ASC 470-60, “Troubled Debt Restructurings by Debtors”, which addresses certain aspects of the accounting for debt, a total of $16.3 million of estimated future undiscounted interest payments ($14.9 million at September 30, 2020) has been accrued per ASC 470-60 and presented as Interest Payable in the accompanying balance sheet. Interest payments made in the future associated with the modified $20 million new term loans will be a reduction to interest payable, which is recorded as a long-term liability on our consolidated balance sheet, and not to interest expense. Fluctuations in the effective interest rate used to estimate future cash flows will be accounted for as changes in estimates for the period in which the change occurred. However, the carrying amount of the restructured payable will remain unchanged, and future cash payments will reduce the carrying amount until the time that any gain recognized cannot be offset by future cash payments.

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

The New Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To ensure their obligations under the New Term Loan Facility, each of the Term Loan Parties has granted to the Term Agent a first-priority security interest for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the New Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).

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

On August 26, 2020, the Company as borrower, Key Energy LLC, certain lenders party thereto and the Term Agent entered into Amendment No. 1 to the New Term Loan Facility to, among other things, permit the Company and Key Energy LLC to undertake sale and leaseback transactions with an aggregate fair market value of up to $5 million during the term of the New Term Loan Facility.

As of September 30, 2020, we were in compliance with all covenants under our New Term Loan Facility.

The weighted average interest rate on the outstanding borrowings under the New Term Loan Facility for the three month period ended September 30, 2020 and from March 6, 2020, the beginning of the New Term Loan Facility, to September 30, 2020 was 13.17%.

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

NOTE 8. OTHER INCOME

The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$(2)	$(122)	$(84)	$(639)
Gain on settlement of a legal matter	(8,005)	—	(8,005)	—
Other	(355)	(229)	(673)	(1,093)
Total	$(8,362)	$(351)	$(8,762)	$(1,732)

NOTE 9. INCOME TAXES

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2020 and 2019 were 0.02% and (0.1)%, respectively, and 1.1% and 6.1% for the nine months ended September 30, 2020 and 2019, respectively. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences and other tax adjustments, such as valuation allowances against deferred tax assets and a true-up adjustment to income tax receivable.

We continued recording income taxes using a year-to-date effective tax rate method for the three and nine months ended September 30, 2020 and 2019. The use of this method was based on our expectations that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.

The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry and global economy, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the nine months ended September 30, 2020.

The Company did not recognize any unrecognized tax benefits during three or nine months ended September 30, 2020. As of September 30, 2020, we had no unrecognized tax benefits.

Cancellation of Indebtedness Income (“CODI”)

Under the RSA, a substantial portion of the Company’s term loans were exchanged for newly issued shares and new term loans of the Company. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that an insolvent debtor may exclude CODI from taxable income up to the amount of insolvency but must reduce certain of its tax attributes by the amount of any CODI excluded pursuant to the insolvency exception. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. Based on the market value of the Company’s equity, and the adjusted issue price of the term loans issued in the exchange, the estimated amount of U.S. CODI is approximately $206.0 million, $197.8 million of which is excluded pursuant to the insolvency exception and $8.2 million of which will be included in taxable income. Due to the application of the insolvency exception, the Company will reduce the value of its U.S. net operating losses that had a value of $476.8 million as of September 30, 2020. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of the restructuring, or January 1, 2021. Further, any remaining net operating losses, tax credits, and certain built-in-losses or deductions existing as of the date of the ownership change will be limited under IRC Section 382 due to the change in control resulting from the restructuring.

The CARES Act

As noted above in Note 2 under the heading—Significant Accounting Policies Coronavirus Aid, Relief and Economic Security Act, the CARES Act includes several significant business tax provisions that, among other things, eliminate the taxable income limit for certain net operating losses (NOL) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years; accelerate refunds of previously generated corporate alternative minimum tax (AMT) credits; and generally increased the business interest limitation under section 163(j) from 30 percent to 50 percent. Key has analyzed the income tax provisions under the CARES Act, and concluded that none of the provisions have a significant impact to the Company’s income tax positions. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods. In addition to income tax provisions, the CARES Act also includes tax provisions relating to refundable payroll tax credits and deferment of employer’s social security tax payments. Specifically, the CARES Act permits an employer to defer 50 percent of its 2020 social security tax payments to the end of 2021 and the remaining 50 percent to the end of 2022. Beginning in April of 2020, we began deferring our employer social security payments (“payroll tax”) and approximately $2.4 million of payroll tax has been deferred as of September 30, 2020. Also, the Company qualifies for the refundable payroll tax credits (“employee retention credit”) and has recognized approximately $1.6 million of an employee retention credit for the period ending September 30, 2020.  The Company continues to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.1 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of September 30, 2020. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. The deductibles have a $5 million maximum per vehicular liability claim, and a $2 million maximum per general liability claim and a $1 million maximum per workers’ compensation claim. As of September 30, 2020 and December 31, 2019, we have recorded $50.1 million and $51.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $13.3 million and $13.4 million of insurance receivables as of September 30, 2020 and December 31, 2019, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of each of September 30, 2020 and December 31, 2019, we have recorded $1.8 million and $2.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

The components of our income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Basic EPS Calculation:
Numerator
Net income (loss)	$(3,896)	$(25,489)	$85,973	$(67,233)
Denominator
Weighted average shares outstanding	13,781	409	10,562	408
Basic earnings (loss) per share	$(0.28)	$(62.32)	$8.14	$(164.79)
Diluted EPS Calculation:
Numerator
Net income (loss)	$(3,896)	$(25,489)	$85,973	$(67,233)
Denominator
Weighted average shares outstanding	13,781	409	10,562	408
RSUs	—	—	76	—
Total	13,781	409	10,638	408
Diluted earnings (loss) per share	$(0.28)	$(62.32)	$8.08	$(164.79)

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

The Company has issued potentially dilutive instruments such as RSUs, stock options and warrants. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
RSUs	529	38	171	40
Stock options	1	1	1	1
Warrants	2,924	37	2,230	37
Total	3,454	76	2,402	78

No events occurred after September 30, 2020 that would materially affect the number of weighted average shares outstanding.

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

Fair value of performance-based restricted stock units is estimated in the same manner as our time-based awards and assumes that performance goals will be achieved and the awards will vest. If the performance based awards do not vest, any previously recognized compensation costs will be reversed. We record share-based compensation as a component of general and administrative or direct operating expense based on the role of the applicable individual.

We recognized employee share-based compensation expense of $0.1 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively. We recognized employee share-based compensation expense of $0.4 million and $3.3 million during the nine months ended September 30, 2020 and 2019, respectively. Additionally, we recognized share-based compensation expense related to our outside directors of $0.3 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively. We recognized share-based compensation expense related to our outside directors of $0.3 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested share-based awards as of September 30, 2020 is estimated to be $2.8 million and is expected to be recognized over a weighted-average period of 1.0 years.

Stock Option Awards

As of September 30, 2020, all outstanding stock options are vested and there are no unrecognized costs related to our stock options.

Phantom Share Plan

We recognized compensation expense related to our phantom shares of less than negative $0.1 million and less than negative $0.1 million during the three months ended September 30, 2020 and 2019, respectively. We recognized compensation expense related to our phantom shares of less than $0.1 million and less than $0.1 million during the nine months ended September 30, 2020 and 2019, respectively. The unrecognized compensation cost related to our unvested phantom shares as of September 30, 2020 is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 0.3 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

The Company previously had a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Platinum”), an affiliate of Soter, pursuant to which Platinum provided certain business advisory services to the Company. The dollar amounts related to these related party activities were material to the Company’s condensed consolidated financial statements.

In March 2020, the Company and Platinum, entered into a letter agreement (the “CASA Letter Agreement”) regarding outstanding payments owed to Platinum by the Company under the Corporate Advisory Services Agreement, dated as of December 15, 2016 (the “Advisory Agreement”). Pursuant to the CASA Letter Agreement, Platinum agreed to release the Company from its outstanding payment obligations under the Advisory Agreement in exchange for the right to a potential payment of $4.0 million upon the occurrence of certain reorganization events involving the Company and ceased providing any business advisory services to the Company.

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

NOTE 15. LEASES

We have operating leases for certain corporate offices and operating locations and finance leases for certain vehicles. We determine if a contract is a lease or contains an embedded lease at the inception of the contract. Operating lease right-of-use (“ROU”) assets are included in other current and other non-current assets, and operating lease liabilities are included in other current and other non-current liabilities in our consolidated balance sheets. Finance lease ROU assets are included in property and equipment, net, and finance lease liabilities are included in our current portion of long-term debt and long-term debt on our consolidated balance sheets.

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

We recognized $0.8 million and $0.8 million of costs related to our operating leases during the three months ended September 30, 2020 and September 30, 2019, respectively. We recognized $2.2 million and $2.2 million of costs related to our operating leases during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, our operating leases have a weighted average remaining lease term of 2.3 years and a weighted average discount rate of 5.57%.

We recognized $0.4 million and less than $0.1 million of costs related to our finance leases during the three months ended September 30, 2020 and September 30, 2019, respectively. We recognized $0.8 million and less than $0.1 million of costs related to our finance leases during the nine months ended September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, our finance leases have a weighted average remaining lease term of 4.1 years and a weighted average discount rate of 5.12%.

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets under operating leases
Operating lease right-of-use assets, current portion	$1,054	$2,394
Operating lease right-of-use assets, non-current portion	2,332	2,404
Total operating lease assets	$3,386	$4,798

Operating lease liabilities, current portion	$2,114	$2,502
Operating lease liabilities, non-current portion	1,540	2,590
Total operating lease liabilities	$3,654	$5,092

Right-of-use assets under finance leases
Property and equipment, at cost	$5,246	$1,760
Less accumulated depreciation	838	183
Property and equipment, net	$4,408	$1,577

Current portion of long-term debt	$1,076	$419
Long-term debt	3,409	1,181
Total finance lease liabilities	$4,485	$1,600

The maturities of our operating and finance lease liabilities as of September 30, 2020 are as follows (in thousands):

	September 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$705	$319
2021	1,752	1,277
2022	705	1,277
2023	528	1,075
2024	189	792
Thereafter	—	224
Total lease payments	3,879	4,964
Less imputed interest	(225)	(479)
Total	$3,654	$4,485

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

Maintenance services provided with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services are generally less complicated than completion and workover related services and require less time to perform.

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

Financial Summary

The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

As of and for the three months ended September 30, 2020

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional	Reconciling
	Rig Services	Services	Services	Services	Support	Eliminations	Total
Revenues from external customers	$29,598	$4,085	$1,714	$7,514	$—	$—	$42,911
Intersegment revenues	25	220	—	59	—	(304)	—
Depreciation and amortization	4,108	843	1,008	470	678	—	7,107
Other operating expenses	23,578	3,675	2,023	7,046	9,503	—	45,825
Operating income (loss)	1,912	(433)	(1,317)	(2)	(10,181)	—	(10,021)
Interest expense, net of amounts capitalized	70	5	12	10	2,141	—	2,238
Income (loss) before income taxes	1,845	(438)	(1,325)	(12)	(3,967)	—	(3,897)
Long-lived assets(1)	110,750	15,868	12,126	14,829	47,843	—	201,416
Total assets	136,289	22,043	15,536	19,818	55,106	7,768	256,560
Capital expenditures	207	—	18	—	16	—	241

As of and for the three months ended September 30, 2019

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional	Reconciling
	Rig Services	Services	Services	Services	Support	Eliminations	Total
Revenues from external customers	$64,465	$14,135	$9,714	$18,209	$—	$—	$106,523
Intersegment revenues	87	241	—	58	—	(386)	—
Depreciation and amortization	6,289	4,139	1,397	2,294	465	—	14,584
Other operating expenses	55,424	11,713	9,862	16,338	15,994	—	109,331
Operating income (loss)	2,752	(1,717)	(1,545)	(423)	(16,459)	—	(17,392)
Interest expense, net of amounts capitalized	33	7	13	12	8,346	—	8,411
Income (loss) before income taxes	2,734	(1,724)	(1,558)	(424)	(24,480)	—	(25,452)
Long-lived assets(1)	124,078	41,897	17,165	47,980	24,464	—	255,584
Total assets	173,079	55,625	26,174	59,827	50,000	9,441	374,146
Capital expenditures	932	418	1,246	33	1,492	—	4,121

As of and for the nine months ended September 30, 2020

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional	Reconciling
	Rig Services	Services	Services	Services	Support	Eliminations	Total
Revenues from external customers	$98,332	$17,648	$8,418	$28,571	$—	$—	$152,969
Intersegment revenues	150	445	—	93	5	(693)	—
Depreciation and amortization	12,275	5,025	3,346	2,698	2,043	—	25,387
Impairment expense	—	17,551	—	23,691	—	—	41,242
Other operating expenses	83,124	16,973	9,163	25,935	31,085	—	166,280
Operating income (loss)	2,933	(21,901)	(4,091)	(23,753)	(33,128)	—	(79,940)
Gain on debt restructuring	—	—	—	—	(170,648)	—	(170,648)
Interest expense, net of amounts capitalized	170	17	39	33	12,266	—	12,525
Income (loss) before income taxes	2,786	(21,906)	(4,125)	(23,781)	133,971	—	86,945
Long-lived assets(1)	110,750	15,868	12,126	14,829	47,843	—	201,416
Total assets	136,289	22,043	15,536	19,818	55,106	7,768	256,560
Capital expenditures	597	106	290	123	104	—	1,220

As of and for the nine months ended September 30, 2019

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional	Reconciling
	Rig Services	Services	Services	Services	Support	Eliminations	Total
Revenues from external customers	$197,375	$43,534	$32,134	$55,696	$—	$—	$328,739
Intersegment revenues	341	1,436	—	133	—	(1,910)	—
Depreciation and amortization	18,419	12,493	3,923	6,917	1,390	—	43,142
Other operating expenses	165,866	35,703	33,343	48,894	48,922	—	332,728
Operating income (loss)	13,090	(4,662)	(5,132)	(115)	(50,312)	—	(47,131)
Interest expense, net of amounts capitalized	69	20	43	33	25,999	—	26,164
Income (loss) before income taxes	13,070	(4,671)	(5,172)	(133)	(74,657)	—	(71,563)
Long-lived assets(1)	124,078	41,897	17,165	47,980	24,464	—	255,584
Total assets	173,079	55,625	26,174	59,827	50,000	9,441	374,146
Capital expenditures	3,745	2,491	3,163	2,088	4,996	—	16,483

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

NOTE 17. ASSET IMPAIRMENT

Asset Impairments

During the nine months ended September 30, 2020 the Company recognized an asset impairment of $41.2 million. The COVID-19 pandemic has resulted in significant economic disruption globally. Government action to restrict travel and suspend business operations has significantly reduced global economic activity. In addition, the recent steep and sustained decline in the price of crude oil has decreased the value in some of our long-lived assets.

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

During the first quarter of 2020, we identified long-lived asset impairment triggers relating to all five of our asset groups as a result of the significant economic impacts and the effects of COVID-19 on oil and gas prices and demand for our services. The five asset groups were determined to be Rigs, Fluid Management Services - Trucks, Fluid Management Services - Saltwater Disposal Wells, Fishing & Rental Services, and Coiled Tubing Services. We assessed each asset group for impairment by comparing the undiscounted pretax cash flows to the carrying value of each asset group. We determined that all our asset groups, excluding Rigs, had carrying values that exceeded the undiscounted cash flows. The determination of undiscounted cash flows included management’s best estimates of the expected future cash flows per asset group for the next five years. The determinations of expected future cash flows and the salvage value of long-lived assets require considerable judgement and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for the purposes of this impairment analysis will prove to be an accurate prediction of the future. Should our assumptions change significantly in future periods, it is possible we may determine the carrying values of the Rigs asset group exceeds the undiscounted pretax cashflows, which would result in an impairment expense.

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

NOTE 18. SUBSEQUENT EVENT

On October 15, 2020, the Company completed the sale and leaseback of certain light duty vehicles for cash proceeds of approximately $1.5 million.

On October 21, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Tri-State Water Logistics, LLC, a Texas limited liability company (“Tri-State”), pursuant to which Tri-State acquired certain assets related to the Company’s waste water management division, which provides water management services to oil and gas operators in East Texas, Arkansas and Louisiana (the “Assets”).

Under the terms of the Purchase Agreement, the Company sold the Assets in exchange for cash consideration of $6,000,000 and a $940,000 seller secured promissory note. The Assets, which were part of our Fluid Management Services sgment include, among other things: (i) saltwater disposal wells, (ii) real property, (iii) government permits, (iv) equipment related to the Assets, and (v) service vehicles. The Purchase Agreement contains negotiated representations, warranties and covenants by the Company and Tri-State, which are believed to be customary for transactions of this kind. These representations and warranties (i) may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate, (ii) may apply materiality standards different from what may be viewed as material to investors and (iii) were made only as of the date of the Purchase Agreement or as of such other date or dates as may be specified in the Purchase Agreement.

In addition, the Purchase Agreement contains indemnification provisions which are believed to be customary for transactions of this type. The Company’s and Tri-State’s obligations for a breach of representations and warranties and related indemnification, in some cases, only apply with respect to aggregate liabilities in excess of specified thresholds, are subject to caps and are only effective for specified periods of time.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Key Energy Services, Inc., and its wholly owned subsidiaries provide a full range of well services to major and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. The Company expects that the industry in which it operates will experience consolidation, and the Company expects to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2020 and 2019, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the 2019 Form 10-K, Q1 2020 Form 10-Q and the Q2 2020 Form 10-Q.

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

Restructuring and Reverse Stock Split

On March 6, 2020, we closed the previously announced restructuring of our capital structure and indebtedness (the “Restructuring”) pursuant to the Restructuring Support Agreement, dated as of January 24, 2020 (the “RSA”), with lenders under our Prior Term Loan Facility (as defined below) collectively holding over 99.5% (the “Supporting Term Lenders”) of the principal amount of the Company’s then outstanding term loans. Pursuant to the RSA and the Restructuring contemplated thereby, among other things we effected the following transactions and changes to our capital structure and governance:

●	pursuant to exchange agreements entered into at the closing of the Restructuring, we exchanged approximately $241.9 million aggregate outstanding principal of our term loans (together with accrued interest thereon) held by Supporting Term Lenders under our Prior Term Loan Facility into (i) approximately 13.4 million newly issued shares of common stock representing 97% of the Company’s outstanding shares after giving effect to such issuance (and without giving effect to dilution by the New Warrants and MIP (each as defined below)) and (ii) $20 million of term loans under our new $51.2 million term loan facility (the “New Term Loan Facility”), each on a pro rata basis based on their holdings of term loans under the Prior Term Loan Facility;
●	completed a 1-for-50 reverse stock split of our outstanding common stock. All pre-Restructuring shares prices, including shares outstanding and earnings per share, have been adjusted to reflect the 1-for-50 reverse stock split;
●	distributed to our common stockholders of record as of February 18, 2020 two series of warrants (the “New Warrants”);
●	entered into the $51.2 million New Term Loan Facility, of which (i) $30 million was funded at closing of the Restructuring with new cash proceeds from the Supporting Term Lenders and $20 million was issued in exchange for term loans held by the Supporting Term Lenders under the Prior Term Loan Facility as described above and (ii) an approximate $1.2 million was a senior secured term loan tranche in respect of term loans held by lenders under the Prior Term Loan Facility who were not Supporting Term Lenders;
●	entered into the New ABL Facility (as defined below);

●	adopted a new management incentive plan (the “MIP”) representing up to 9% of the Company’s outstanding shares after giving effect to the issuance of shares described above; and
●	made certain changes to the Company’s governance, including changes to our Board of Directors (the “Board”), amendments to our governing documents and entry into the Stockholders Agreement (as defined below) with the Supporting Term Lenders.

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

In accordance with the RSA and following the closing of the Restructuring, the Company distributed to stockholders of record as of February 18, 2020 the New Warrants. The New Warrants were issued in two series, each with a four-year exercise period. The first series entitles the holders to purchase in the aggregate 1,669,730 newly issued shares of common stock, representing 10% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate exercise price of the first series of New Warrants is $19.23 and was determined based on the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring. The second series of New Warrants entitles the holders to purchase in the aggregate 1,252,297 newly issued shares of common stock, representing 7.5% of the Company’s common shares at the closing of the Restructuring on an as-exercised basis (after giving effect to the exercise of all New Warrants, but subject to dilution by issuances under the MIP). The aggregate strike price of the second series of New Warrants is $28.85 and was determined based on the product of (i) the aggregate outstanding principal amount of term loans under the Prior Term Loan Facility plus accrued interest thereon at the default rate as of the closing of the Restructuring, multiplied by (ii) 1.50.

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

			Average Baker	Average AESC Well
		NYMEX Henry	Hughes U.S. Land	Service Active Rig
	WTI Cushing Oil(1)	Hub Natural Gas(1)	Drilling Rigs(2)	Count(3)
2020:
First Quarter	$41.00	$1.90	764	978
Second Quarter	$27.96	$1.70	378	498
Third Quarter	$40.89	$2.00	241	677

2019:
First Quarter	$54.82	$2.92	1,023	1,295
Second Quarter	$59.88	$2.57	967	1,311
Third Quarter	$56.34	$2.38	894	1,263
Fourth Quarter	$56.82	$2.40	797	1,143

(1)	Represents the average of the daily average prices for each of the periods presented. Source: EIA

(2)	Represents the average of the weekly average prices for each of the periods presented. Source: www.bakerhughes.com
(3)	Represents the average of the monthly average prices for each of the periods presented. Association of Energy Service Companies data at www.aesc.net

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

Rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track rig activity on a “per working day” basis. Key’s working days per quarter, which exclude national holidays, are indicated in the table below. Our trucking activity tends to occur on a 24/7 basis. Accordingly, we track our trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2019 through the third quarter of 2020:

			Key’s
	Rig Hours	Trucking Hours	Working Days(1)
2020:
First Quarter	101,341	106,786	64
Second Quarter	43,526	71,007	63
Third Quarter	65,376	68,875	64
Total 2020	210,243	246,668	191

2019:
First Quarter	151,309	150,740	63
Second Quarter	154,017	144,996	63
Third Quarter	142,151	150,518	64
Fourth Quarter	114,727	121,152	62
Total 2019	562,204	567,406	252

(1)	Key’s working days are the number of weekdays during the quarter minus national holidays.

MARKET AND BUSINESS CONDITIONS AND OUTLOOK

The outbreak of COVID-19 has caused an unprecedented global health crisis and significant economic disruption. National, state and local governments have instituted various measures including quarantining, stay-at-home orders and travel restrictions designed to slow the spread of COVID-19 and protect their populations and economies, including in the areas in which the Company operates. These actions have significantly curtailed economic activity, disrupted global supply chains and materially reduced demand for oil and natural gas, creating a supply and demand imbalance that has negatively impacted commodity prices. The decline in the demand and pricing for oil and natural gas has negatively impacted our customers and the demand for and pricing we receive for our services. Production cuts, other voluntary production curtailments and reduced new well drilling have helped to bring supply and demand closer to balance and stabilized commodity prices. However, US and international crude stocks remain at historically high levels and there remains a high degree of uncertainty regarding the timing and extent of any recovery in economic activity and energy demand. Although commodity prices have recovered from the lows of April 2020, pricing remains depressed compared to 2019 levels. Additionally, recent increases in COVID-19 infections have resulted in the re-implementation of travel and other restrictions on economic activity that were recently relaxed, which could further delay any improvement in energy demand. COVID-19 has also impacted how we conduct our business. While we have taken steps to keep our employees safe by supporting those affected, permitting employees or employees with family members with higher susceptibility to COVID-19 to work from home, and monitoring those who cannot do so and are required to be at work, our ability to serve our customers and execute our business could be adversely affected should a significant number of our employees contract COVID-19 and require quarantine. The extent to which our future results are affected by the COVID-19 pandemic and related economic downturn will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic, our ability to continue to staff our operations and the speed and effectiveness of responses to combat the virus. COVID-19 may also adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business. For additional detail, please refer to Risk Factors in our 2019 Form 10-K and our Q1 2020 Form 10-Q.

We experienced a downturn in demand for our services in 2019, and this decline has increased in 2020 for the reasons discussed above. The macroeconomic events that began in March 2020 resulted in significant revisions to our customers’ capital spending programs for 2020. We expect reduced demand for our services and pricing pressure to continue for the foreseeable future, particularly as compared to the previous year. While activity levels have improved to 89 average well service rigs working in September 2020 as compared to 47 average well service rigs working in May 2020, as of the date of this filing, we have limited visibility into whether our customers will continue to resume their production maintenance activities, the timing of any increase in activity, or the extent of any improvement in demand for our services. However, as oil supply adjusts to demand and commodity prices stabilize, we expect demand for our services to increase as our customers begin to bring shut-in wells back on line and resume normal well maintenance work.

We initiated a number of actions in the fourth quarter 2019 aimed at conserving cash and protecting our liquidity, and these actions have continued into the third quarter of 2020, including: completing the refinancing of our capital structure, internally realigning our operations, exiting operations and areas to focus on certain markets where we had the best competitive positions, and reducing our overhead costs, including suspension of our 401K match, given the reduced operating footprint. We remain focused on maximizing our current equipment fleet, but we may further reduce our planned expenditures and defer acquisition of new equipment or maintenance if market conditions decline further.

Given the dynamic nature of the macroeconomic events discussed above, we are unable to reasonably estimate the period of time that these market conditions will exist, the extent of the impact they will have on our business, liquidity, results of operations, financial condition, or the timing of any subsequent recovery.

RESULTS OF OPERATIONS

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES	$42,911	$106,523	$152,969	$328,739
COSTS AND EXPENSES:
Direct operating expenses	33,556	87,956	125,121	266,714
Depreciation and amortization expense	7,107	14,584	25,387	43,142
General and administrative expenses	12,269	21,375	41,159	66,014
Impairment expense	—	—	41,242	—
Operating loss	(10,021)	(17,392)	(79,940)	(47,131)
Gain on debt restructuring	—	—	(170,648)	—
Interest expense, net of amounts capitalized	2,238	8,411	12,525	26,164
Other income, net	(8,362)	(351)	(8,762)	(1,732)
Income (loss) before income taxes	(3,897)	(25,452)	86,945	(71,563)
Income tax benefit (expense)	1	(37)	(972)	4,330
NET INCOME (LOSS)	$(3,896)	$(25,489)	$85,973	$(67,233)

Consolidated Results of Operations — Three Months Ended September 30, 2020 and 2019

Revenues

Our revenues for the three months ended September 30, 2020 decreased $63.6 million, or 59.7%, to $42.9 million from $106.5 million for the three months ended September 30, 2019, due to lower customer spending and activity as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Three Months Ended September 30, 2020 and 2019” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses decreased $54.4 million, to $33.6 million (78.2% of revenues), for the three months ended September 30, 2020, compared to $88.0 million (82.6% of revenues) for the three months ended September 30, 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to the decrease in activity levels discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $7.5 million, or 51.3%, to $7.1 million during the three months ended September 30, 2020, compared to $14.6 million for the three months ended September 30, 2019. This decrease is primarily due to certain assets becoming fully depreciated in December of 2019 and the $41.2 million impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.

General and Administrative Expenses

General and administrative expenses decreased $9.1 million, or 42.6%, to $12.3 million (28.6% of revenues), for the three months ended September 30, 2020, compared to $21.4 million (20.1% of revenues) for the three months ended September 30, 2019. The decrease is primarily due to lower employee compensation costs of $6.0 million due to reduced staffing levels and a $0.9 million decrease in professional fees.

Interest Expense, Net of Amounts Capitalized

Interest expense decrease $6.2 million, or 73.4%, to $2.2 million for the three months ended September 30, 2020, compared to $8.4 million for the same period in 2019. This decrease is primarily related to the March 2020 restructuring that reduced debt balances by approximately $190.7 million and the related decrease in interest expense under the New Term Loan Facility.

Other Income, Net

During the quarter ended September 30, 2020, we recognized other income, net, of $8.4 million, compared to other income, net, of $0.4 million for the quarter ended September 30, 2019. This increase is primarily related to an $8.0 million gain on the settlement of a legal matter.

The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019
Interest income	$(2)	$(122)
Gain on settlement of a legal matter	(8,005)	—
Other	(355)	(229)
Total	$(8,362)	$(351)

Income Tax Benefit (Expense)

We recorded an income tax benefit of less than $0.1 million on a pre-tax loss of $3.9 million in the three months ended September 30, 2020, compared to an income tax expense of less than $0.1 million on a pre-tax loss of $25.5 million in the three months ended September 30, 2019. Our effective tax rate was 0.02% for the three months ended September 30, 2020, compared to (0.1%) for the three months ended September 30, 2019. The variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences and other tax adjustments, such as valuation allowances against deferred tax assets, and a true-up adjustment to income tax receivable.

Segment Operating Results — Three Months Ended September 30, 2020 and 2019

The following table shows operating results for each of our segments for the three months ended September 30, 2020 and 2019 (in thousands):

For the three months ended September 30, 2020

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional
	Rig Services	Services	Services	Services	Support	Total
Revenues from external customers	$29,598	$4,085	$1,714	$7,514	$—	$42,911
Operating expenses	27,686	4,518	3,031	7,516	10,181	52,932
Operating income (loss)	1,912	(433)	(1,317)	(2)	(10,181)	(10,021)

For the three months ended September 30, 2019

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional
	Rig Services	Services	Services	Services	Support	Total
Revenues from external customers	$64,465	$14,135	$9,714	$18,209	$—	$106,523
Operating expenses	61,713	15,852	11,259	18,632	16,459	123,915
Operating income (loss)	2,752	(1,717)	(1,545)	(423)	(16,459)	(17,392)

Rig Services

Revenues for our Rig Services segment decreased $34.9 million, or 54.1%, to $29.6 million for the three months ended September 30, 2020, compared to $64.5 million for the three months ended September 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $6.8 million of revenue in the corresponding 2019 period that did not re-occur in 2020.

Operating expenses for our Rig Services segment were $27.7 million during the three months ended September 30, 2020, which represented a decrease of $34.0 million, or 55.1%, compared to $61.7 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, lower equipment expense due to a decrease in activity levels and a decrease in depreciation expense of due to certain assets becoming fully depreciated in December of 2019.

Fishing and Rental Services

Revenues for our Fishing and Rental Services segment decreased $10.0 million, or 71.1%, to $4.1 million for the three months ended September 30, 2020, compared to $14.1 million for the three months ended September 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy.

Operating expenses for our Fishing and Rental Services segment were $4.5 million during the three months ended September 30, 2020, which represented a decrease of $11.4 million, or 71.5%, compared to $15.9 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, lower equipment expense due to a decrease in activity levels, and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.

Coiled Tubing Services

Revenues for our Coiled Tubing Services segment decreased $8.0 million, or 82.4%, to $1.7 million for the three months ended September 30, 2020, compared to $9.7 million for the three months ended September 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. These market conditions also reduced the price we received for our services.

Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $3.5 million of revenue in the corresponding 2019 period.

Operating expenses for our Coiled Tubing Services segment were $3.0 million during the three months ended September 30, 2020, which represented a decrease of $8.3 million, or 73.1%, compared to $11.3 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels.

Fluid Management Services

Revenues for our Fluid Management Services segment decreased $10.7 million, or 58.7%, to $7.5 million for the three months ended September 30, 2020, compared to $18.2 million for the three months ended September 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $2.1 million of revenue in the corresponding 2019 period that did not re-occur in 2020.

Operating expenses for our Fluid Management Services segment were $7.5 million during the three months ended September 30, 2020, which represented a decrease of $11.1 million, or 59.7%, compared to $18.6 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.

Functional Support

Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $6.3 million, or 38.1%, to $10.2 million (23.7% of consolidated revenues) for the three months ended September 30, 2020 compared to $16.5 million (15.5% of consolidated revenues) for the same period in 2019. The decrease is primarily due to lower employee compensation costs of $4.3 million due to reduced staffing levels and a $0.9 million decrease in professional fees.

Consolidated Results of Operations — Nine Months Ended September 30, 2020 and 2019

Revenues

Our revenues for the nine months ended September 30, 2020 decreased $175.7 million, or 53.5%, to $153.0 million from $328.7 million for the nine months ended September 30, 2019, due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations. See “Segment Operating Results — Nine Months Ended September 30, 2020 and 2019” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses decreased $141.6 million, to $125.1 million (81.8% of revenues), for the nine months ended September 30, 2020, compared to $266.7 million (81.1% of revenues) for the nine months ended September 30, 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels as compared to the corresponding 2019 period.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $17.7 million, or 41.2%, to $25.4 million during the nine months ended September 30, 2020, compared to $43.1 million for the nine months ended September 30, 2019. This decrease is primarily due to certain assets becoming fully depreciated in December of 2019 and the $41.2 million impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods.

General and Administrative Expenses

General and administrative expenses decreased $24.8 million, or 37.7%, to $41.2 million (26.9% of revenues), for the nine months ended September 30, 2020, compared to $66.0 million (20.1% of revenues) for the nine months ended September 30, 2019. The decrease is primarily due to lower employee compensation costs of $11.8 million due to reduced staffing levels and a $14.5 million decrease in professional fees.

Impairment Expense

During the nine months ended September 30, 2020, the Company recognized an asset impairment of $41.2 million. It was determined that the fair value of the assets of Fluid Management Services and Fishing & Rental Services was less than the carrying value of those respective segment’s assets. As a result, we recorded an impairment of $23.7 million and $17.6 million at those segments, respectively.

Gain on debt restructuring

During the nine months ended September 30, 2020 the Company recognized a gain of $170.6 million related to the recent restructuring of corporate debt. For more information on our New Term Loan Facility and New ABL Facility entered into in connection with the Restructuring, see “Note 1. General” and “Note 7. Debt.”

Interest Expense, Net of Amounts Capitalized

Interest expense decreased $13.7 million, or 52.1%, to $12.5 million for the nine months ended September 30, 2020, compared to $26.2 million for the same period in 2019. This decrease is primarily related to the March 2020 restructuring that reduced debt balances by approximately $190.7 million and the related decrease in interest expense under the New Term Loan Facility.

Other Income, Net

During the nine months ended September 30, 2020, we recognized other income, net, of $8.8 million, compared to other income, net, of $1.7 million for the nine months ended September 30, 2019. This increase is primarily related to an $8.0 million gain on the settlement of a legal matter.

The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Interest income	$(84)	$(639)
Gain on settlement of a legal matter	(8,005)	—
Other	(673)	(1,093)
Total	$(8,762)	$(1,732)

Income Tax Benefit (Expense)

We recorded an income tax expense of $1.0 million on pre-tax income of $86.9 million for the nine months ended September 30, 2020, compared to an income tax benefit of $4.3 million on a pre-tax loss of $71.6 million for the same period in 2019. Our effective tax rate was 1.1% for the nine months ended September 30, 2020, compared to 6.1% for the nine months ended September 30, 2019. Our variance between our effective rate and the U.S. statutory rate is due to the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets and a true-up adjustment to an income tax receivable.

Segment Operating Results — Nine Months Ended September 30, 2020 and 2019

The following table shows operating results for each of our segments for the nine months ended September 30, 2020 and 2019 (in thousands):

For the nine months ended September 30, 2020

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional
	Rig Services	Services	Services	Services	Support	Total
Revenues from external customers	$98,332	$17,648	$8,418	$28,571	$—	$152,969
Operating expenses	95,399	39,549	12,509	52,324	33,128	232,909
Operating income (loss)	2,933	(21,901)	(4,091)	(23,753)	(33,128)	(79,940)

For the nine months ended September 30, 2019

		Fishing and	Coiled	Fluid
		Rental	Tubing	Management	Functional
	Rig Services	Services	Services	Services	Support	Total
Revenues from external customers	$197,375	$43,534	$32,134	$55,696	$—	$328,739
Operating expenses	184,285	48,196	37,266	55,811	50,312	375,870
Operating income (loss)	13,090	(4,662)	(5,132)	(115)	(50,312)	(47,131)

Rig Services

Revenues for our Rig Services segment decreased $99.1 million, or 50.2%, to $98.3 million for the nine months ended September 30, 2020, compared to $197.4 million for the nine months ended September 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $24.1 million of revenue in the corresponding 2019 period that did not re-occur in 2020.

Operating expenses for our Rig Services segment were $95.4 million for the nine months ended September 30, 2020, which represented a decrease of $88.9 million, or 48.2%, as compared to $184.3 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, lower equipment expense due to a decrease in activity levels and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019.

Fishing and Rental Services

Revenues for our Fishing and Rental Services segment decreased $25.9 million, or 59.5%, to $17.6 million for the nine months ended September 30, 2020, compared to $43.5 million for the nine months ended September 30, 2019. The decrease for this segment is primarily due to lower customer activity and spending on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy.

Operating expenses for our Fishing and Rental Services segment were $39.5 million for the nine months ended September 30, 2020, which represented a decrease of $8.6 million, or 17.9% compared to $48.2 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs due to a decrease in activity levels, a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods and a decrease in repair and maintenance expense due to lower activity levels. This decrease was partially offset by a $17.6 million impairment of assets in the first quarter of 2020.

Coiled Tubing Services

Revenues for our Coiled Tubing Services segment decreased $23.7 million, or 73.8%, to $8.4 million for the nine months ended September 30, 2020, compared to $32.1 million for the nine months ended September 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. These market conditions also reduced the price we received for our services.

Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $10.2 million of revenue in the corresponding 2019 period that did not re-occur in 2020.

Operating expenses for our Coiled Tubing Services segment were $12.5 million for the nine months ended September 30, 2020, which represented a decrease of $24.8 million, or 66.4%, compared to $37.3 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels as compared to the prior year.

Fluid Management Services

Revenues for our Fluid Management Services segment decreased $27.1 million, or 48.7%, to $28.6 million for the nine months ended September 30, 2020, compared to $55.7 million for the nine months ended September 30, 2019. The decrease for this segment is primarily due to lower spending from our customers on drilling and completions as a result of lower oil prices and the negative impact the COVID-19 pandemic has had on the economy. Additionally, in the fourth quarter of 2019, the Company strategically exited a number of non-core and underperforming locations which represented $6.7 million of revenue in the corresponding 2019 period that did not re-occur in 2020.

Operating expenses for our Fluid Management Services segment were $52.3 million for the nine months ended September 30, 2020, which represented a decrease of $3.5 million, or 6.2%, compared to $55.8 million for the same period in 2019. This decrease is primarily a result of a decrease in employee headcount and related compensation costs, fuel expense and repair and maintenance expense due to lower activity levels versus the prior year and a decrease in depreciation expense due to certain assets becoming fully depreciated in December of 2019 and the impairment of certain assets in the first quarter of 2020 that reduced their depreciable base for future periods. This decrease was substantially offset by a $23.7 million impairment of assets recorded in the first quarter of 2020.

Functional Support

Operating expenses for Functional Support, which represent expenses associated with managing our reporting segments, decreased $17.2 million, or 34.2%, to $33.1 million (21.7% of consolidated revenues) for the nine months ended September 30, 2020 compared to $50.3 million (15.3% of consolidated revenues) for the same period in 2019. The decrease is primarily related to a credit of $4.3 million recorded in March 2020 related to a restructuring related concession on accrued professional fees, lower employee compensation costs of $7.5 due to reduced staffing levels and a $14.5 million decrease in professional fees, partially offset by an increase in insurance claims of $5.1 million.

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

The conditions and events discussed in “Note 1. General-Market Conditions and COVID-19” in “Item 1. Financial Statements” and in “Market and Business Conditions and Outlook” above have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had, and is reasonably likely to continue to have, a material adverse impact on the demand for our services and the prices we can charge for our services. The decline in our customers’ demand for our services has had, and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

The decrease in oil and natural gas prices has adversely affected our customers and resulted in a decrease in the creditworthiness of some of our customers. While we historically have not experienced significant losses related to customer creditworthiness, our allowance for doubtful accounts as a percentage of accounts receivable has increased and if current conditions persist, there is no assurance that we will not experience losses in the future or delays in collecting our receivables.

Beginning in the fourth quarter of 2019, we have focused on cost control measures related to operational and general and administrative expenses to reduce cash costs during this time period with the goal of preserving margins and improving working capital until our customers increase spending.

Current Financial Condition and Liquidity

As of September 30, 2020, we had total liquidity of $13.2 million which consisted of $4.5 million cash and cash equivalents and $8.7 million of borrowing capacity available under our ABL Facility. As of December 31, 2019, prior to the Restructuring, we had $14.4 million of cash and cash equivalents and, although we had $11.9 million of borrowing capacity available, we were unable to borrow any amounts under the ABL Facility.

Our working capital was ($6.5) million as of September 30, 2020, compared to $(0.7) million as of December 31, 2019. Our working capital decreased from the prior year end primarily as a result of a decreases in cash and cash equivalents, accounts receivable and prepaid assets partially offset by decreases in accrued interest, accrued payroll and other accrued expenses. As of September 30, 2020, we had no borrowings outstanding, $36.3 million of letters of credit outstanding, $27.4 million of cash posted as cash collateral recorded in deposits on our balance sheet and $8.7 million of borrowing capacity available under our ABL Facility. The additional collateral is required to support our outstanding letters of credit and to maintain compliance with the minimum borrowing capacity covenant under our New ABL Facility.

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(41,666)	$(16,785)
Cash paid for capital expenditures	(1,220)	(16,483)
Proceeds received from sale of fixed assets	5,002	8,362
Proceeds from long-term debt	30,000	—
Repayments of long-term debt	(6)	(1,875)
Repayments of finance lease obligations	(601)	(59)
Payment of deferred financing costs	(1,385)	(828)
Other financing activities, net	(8)	(37)
Net decrease in cash, cash equivalents and restricted cash	$(9,884)	$(27,705)

Cash used in operating activities was $41.7 million for the nine months ended September 30, 2020 compared to cash used in operating activities of $16.8 million for the nine months ended September 30, 2019. Cash used in operating activities for the nine months ended September 30, 2020 was primarily related to net income adjusted for noncash items and a decrease in accrued interest and other accrued liabilities partially offset by a decrease in accounts receivables. Cash used in operating activities for the nine months ended September 30, 2019 was primarily related to net losses adjusted for noncash items.

Cash provided by investing activities was $3.8 million for the nine months ended September 30, 2020 which consisted of $5.0 million in proceeds from sales of assets, partially offset by $1.2 million of capital expenditures. Cash used in investing activities of $8.1 million for the nine months ended September 30, 2019 consisted of $16.5 million of capital expenditures, partially offset by $8.4 million in proceeds from sales of assets. Our capital expenditures are primarily related to the ongoing maintenance of our existing equipment and the addition of new equipment.

Cash provided by financing activities was $28.0 million for the nine months ended September 30, 2020 compared to cash used in financing activities of $2.8 million for the nine months ended September 30, 2019. Financing cash inflows for the nine months ended September 30, 2020 primarily relate to proceeds from long-term debt related to the March 2020 refinancing. Financing cash outflows for the nine months ended September 30, 2019 primarily relate to the repayment of long-term debt.

Debt Service

As of September 30, 2020, our annual debt maturities for our New Term Loan Facility were as follows (in thousands):

Year	Principal Payments
Remainder of 2020	$4
2021	1,200
2022	—
2023	—
2024	—
2025	50,000
Total principal payments	$51,204

New ABL Facility

On March 6, 2020, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into Amendment No. 3 to the Company’s existing ABL facility, dated as of December 15, 2016 (as amended, the “New ABL Facility”) with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “ABL Agent”) for the ABL Lenders. The New ABL Facility provided for aggregate commitments from the ABL Lenders of $70 million and matures on the earlier of (x) April 5, 2024 and (y) 181 days prior to the scheduled maturity date of the Company’s term loan facility or the scheduled maturity date of the Company’s other material debt in an aggregate principal amount exceeding $15 million.

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

The New ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The New ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods, with a fixed charge coverage ratio of at least 1.00 to 1.00. As of September 30, 2020, we have no borrowings outstanding, $36.3 million of letters of credit, $27.4 million posted as additional collateral recorded in deposits on our balance sheet and $8.7 million of borrowing capacity available under our ABL Facility. The additional collateral is required to maintain compliance with the current minimum borrowing capacity availability requirement of $7.5 million under our New ABL Facility.

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

On August 28, 2020, the ABL Borrowers, the ABL Lenders and the Administrative Agent, entered into Amendment No. 5 to the New ABL Facility to, among other things, permit the ABL Borrowers to undertake sale and leaseback transactions with an aggregate fair market value of up to $5 million during the term of the New ABL Agreement.

As of September 30, 2020, we were in compliance with all covenants under our New ABL Facility.

New Term Loan Facility

On March 6, 2020, the Company entered into an amendment and restatement agreement with the Supporting Term Lenders and Cortland Capital Market Services LLC and Cortland Products Corp., as agent (the “Term Agent”), which amended and restated the Prior Term Loan Facility, among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as lenders and the Term Agent (as amended and restated by the amendment and restatement agreement, the “New Term Loan Facility”). Prior to the closing of the Restructuring, there was approximately $243.1 million aggregate principal amount of term loans outstanding under the Prior Term Loan Facility. Following the closing of the Restructuring, the New Term Loan Facility is comprised of (i) $30 million new money term loans funded by the Supporting Term Lenders and $20 million new term loans excluding new money issued in exchange for existing term loans held by the Supporting Term Lenders (collectively, the “New Term Loans”) and (ii) an approximate $1.2 million senior secured term loan tranche in respect of the existing term loans held by lenders who are not Supporting Term Lenders (the “Continuing Term Loans”). As of September 30, 2020, there was $54.6 million outstanding under the New Term Loan Facility including interest in kind.

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

The New Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To ensure their obligations under the New Term Loan Facility, each of the Term Loan Parties has granted to the Term Agent a first-priority security interest for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the New Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).

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

On August 26, 2020, the Company as borrower, Key Energy LLC, certain lenders party thereto and the Term Agent entered into Amendment No. 1 to the New Term Loan Facility to, among other things, permit the Company and Key Energy LLC to undertake sale and leaseback transactions with an aggregate fair market value of up to $5 million during the term of the New Term Loan Facility.

As of September 30, 2020, we were in compliance with all covenants under our Term Loan Facility.

Capital Expenditures

During the nine months ended September 30, 2020, our capital expenditures totaled $1.2 million. In light of the decline in planned E&P capital spending, reduced activity by our customers and consequent reduced demand for our services we, reduced our capital expenditure plan for 2020 from the original amount of $15 to $20 million to the current amount of approximately $3 million These capital expenditures are primarily related to the ongoing maintenance of our equipment and addition of new equipment. Our capital expenditure program for 2020 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows, including cash generated from asset sales. Our focus for 2020 will be the maximization of our current equipment fleet. We may also further reduce our planned expenditures, defer acquisition of new equipment or maintenance and dispose of noncore assets if market conditions decline further. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.

Off-Balance Sheet Arrangements

At September 30, 2020 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended September 30, 2020, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

	Number of	Average Price
Period	Shares Purchased	Paid per Share(1)
July 1, 2020 to July 31, 2020	29	$13.35
August 1, 2020 to August 31, 2020	—	—
September 1, 2020 to September 31, 2020	—	—
Total	29	$13.35

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.

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
10.1

Amendment No. 5 to ABL Agreement, dated as of August 28, 2020, by and among Key Energy Services, Inc., Key Energy Services, LLC, the Lenders party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2020, File No. 001-08038).

10.2

Amendment No. 1 to Term Loan Agreement, dated as of August 26, 2020, by and among Key Energy Services, Inc., Key Energy Services, LLC, certain lenders party thereto, and the Agents (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 28, 2020, File No. 001-08038).

10.3

Asset Purchase Agreement, dated as of October 21, 2020, by and among Key Energy Services, Inc., and Tri-State Water Logistics, LLC (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2020, File No. 001-08038).

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

KEY ENERGY SERVICES INC.

Date:	November 16, 2020	By:	/s/ NELSON M. HAIGHT
Nelson M. Haight

Senior Vice President, Chief Financial Officer and Treasurer

(Duly Authorized Officer and Principal Financial Officer)